Form 10-Q
period 2026-06-30
Standard Nuclear, Inc.
filed 2026-08-27
CIK 2086716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-43400
___________________________________
Standard Nuclear, Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	99-3989746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Europia Ave Oak Ridge, TN	37830
(Address of Principal Executive Offices)	(Zip Code)
(865) 272-2324
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.00001 per share	STDN	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 26, 2026, there were 144,972,447 shares of the registrant’s Class A Common Stock, par value $0.00001 per share, and 11,578,308 shares of the registrant’s Class B Common Stock, par value $0.00001 per share, outstanding.

SELECTED DEFINITIONS AND ABBREVIATIONS

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the following abbreviations and terms have the meanings set forth below.

2025 Stock Plan	The Company’s 2025 Stock Plan, as amended, prior to the completion of the IPO, which was terminated in connection with the effectiveness of the 2026 Plan
2026 Plan	The Company’s 2026 Equity Incentive Plan, which became effective immediately prior to the completion of the IPO
Advanced Reactors	Advanced nuclear reactors, including certain small modular reactors and microreactors, designed to be safer, more efficient, and more flexible than traditional nuclear reactors.
ASC	Accounting Standards Codification of the FASB
ASU	Accounting Standards Update issued by the FASB
Bonus Plan	The Standard Nuclear, Inc. 2026 Executive Incentive Bonus Plan
CFR	Code of Federal Regulations
Class B Conversion	Conversion of all outstanding shares of Class B common stock not beneficially owned by Mr. Hendrix into shares of Class A common stock immediately prior to the completion of the IPO
Class B Equity Exchange Agreement	Equity exchange right agreement between the Company and Mr. Hendrix, which gives Mr. Hendrix a right (but not an obligation) to require the Company to exchange any shares of Class A common stock received by Mr. Hendrix upon the exercise, vesting, and/or settlement of certain equity awards held by Mr. Hendrix or upon a distribution to Mr. Hendrix by Decisive Point Group, LLC following the IPO for an equivalent number of shares of Class B common stock
Class B Stock Exchange	The exchange of all of the outstanding shares of Class A common stock beneficially owned by Standard Nuclear Trust as of the Effective Time for an equivalent number of newly issued shares of Class B common stock in connection with the IPO
CODM	Chief operating decision maker; the Company's CODM is its Chief Executive Officer
Company / Standard Nuclear / SN / we / us / our	Standard Nuclear, Inc. and its consolidated subsidiary, unless the context otherwise requires.
DOE / Department	The United States Department of Energy
Effective Time	The time of effectiveness of the filing of the Company's restated certificate of incorporation with the Secretary of State of the State of Delaware, which occurred immediately prior to the completion of the IPO
EGC	An “emerging growth company,” as defined in the JOBS Act
ESPP	The Company’s 2026 Employee Stock Purchase Plan
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	The Financial Accounting Standards Board

Framatome	Framatome, Inc., a Delaware corporation that is a U.S. company and a U.S. subsidiary of Framatome SAS
Funded Backlog	Contracted fuel sales under binding commitments or agreements with firm delivery obligations, providing direct visibility into near-term revenue. Funded Backlog is presented net of revenue recognized and is reduced as the Company performs and delivers under its contracts
GAAP	Generally accepted accounting principles in the United States
HALEU	High-Assay Low-Enriched Uranium, which is uranium enriched to between 10% and 20% U-235. HALEU is a feedstock, not a fuel form, and is used to manufacture advanced fuels such as TRISO fuel
Idaho Facility / SN-ID	Company’s fuel line facility to be built on DOE property in Idaho pursuant to the OTA, which we refer to as our “SN-ID” facility
IPO	The Company's initial public offering of 10.0 million shares of Class A common stock at a public offering price of $15.00 per share, completed in July 2026
JOBS Act	The Jumpstart Our Business Startups Act of 2012
Joint Venture	Standard Nuclear x Framatome LLC, a Delaware limited liability company formed by the Company and Framatome in September 2025, in which the Company holds a 66.667% interest and Framatome holds 33.333% interest accounted for under the equity method, the purpose of which is to manufacture and bring advanced fuel products, including TRISO fuel particles and other TRISO-based fuel forms to market
kgU	Kilogram of uranium, which is a unit for measuring uranium mass quantity. It is a common measurement for fuel pricing and sales agreements. See also “MTU”
LAR	A license amendment request submitted to the NRC
MTU	Metric ton of uranium, which is a unit for measuring uranium mass quantity. It is a common measurement for fuel pricing and sales agreements. 1 MTU = 1,000 kgU
NRC	United States Nuclear Regulatory Commission
NYSE	New York Stock Exchange
Oak Ridge Facilities	Oak Ridge SN-0 and Oak Ridge SN-TN facilities, collectively
Oak Ridge SN-0	The Company's existing fuel line facility in Oak Ridge, Tennessee that is currently operational
Oak Ridge SN-TN	The Company's new production facility in Oak Ridge, Tennessee that is anticipated to become operational in the second half of 2026
Oak Ridge SN-TN20	The Company’s planned supplemental production facility in Oak Ridge, Tennessee, that is targeted to have annual throughput capacity of up to 20 MTU
OTA	Other Transaction Agreement for Fuel Production Line Authorization, dated as of September 26, 2025, between the Company and the DOE
Process Yield	Realizable throughput from each individual processing cycle for the Company's TRISO fuel, measured across the overall manufacturing process

Purchase Option under Executed Contracts	Represents the dollar value of contractually granted but unexercised customer options. Exercise is at the sole discretion of the customer, and these amounts are not reflected in the Company’s financial statements until exercised
Qualified Pipeline	Represents vetted potential sales opportunities not yet subject to executed agreements. These represent non-binding indications of interest and remain subject to negotiation of commercial terms and other conditions. Qualified Pipeline is not included in Total Contract Backlog
Registration Statement	The Company's Registration Statement on Form S-1 (File No. 333-296922), as amended, declared effective by the SEC on July 15, 2026, including the final prospectus dated July 15, 2026 filed pursuant to Rule 424(b)(4)
Restated Bylaws	Amended and restated bylaws which became effective on July 17, 2026, immediately prior to the completion of the IPO
Restated Certificate of Incorporation	Represent the Sixth Amended and Restated Certificate of Incorporation which became effective on July 17, 2026, immediately prior to the completion of the IPO
Richland SN-F Facility	Framatome’s NRC-licensed nuclear fuel cycle facility in Richland, Washington
SAFE Notes	The simple agreements for future equity issued by the Company in 2024, which converted into Series Seed-1 Preferred Stock on February 13, 2025
Sarbanes-Oxley Act	The Sarbanes-Oxley Act of 2002
SEC	The United States Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Stock Split	The 2-for-1 stock split of the Company's capital stock effected on July 6, 2026
Throughput	Quantity of a material that is able to be processed through a manufacturing facility over a specified period of time. We use throughput to describe how much TRISO fuel we are or expect to be able to process through a given production facility over a given time frame, commonly expressed in kgU or MTU of finished TRISO fuel per year, based on our current process yield from our manufacturing processes
TRISO	Tristructural-isotropic fuel, consisting of poppyseed-sized fuel particles made from enriched uranium and coated in ceramic layers, used to fuel many Advanced Reactors
U-235	A naturally occurring isotope of uranium that can sustain a nuclear chain reaction, making it essential for nuclear fuel
Total Contract Backlog	Represents the sum of Funded Backlog, Unfunded Backlog and Purchase Option under Executed Contracts
Unfunded Backlog	Represents the dollar value of intended fuel sales under memoranda of understanding, non-binding framework agreements or non-binding term sheets, and letters of intent. Certain Unfunded Backlog is associated with Fuel Development Agreements that include nominal deposits to reserve production queue position

USNC	Ultra Safe Nuclear Corporation and its subsidiaries, from which the Company purchased specific nuclear fuel-related assets through a Section 363 auction process under the U.S. Bankruptcy Code
VIE	A variable interest entity is defined as an entity whose total equity investment at risk is not sufficient to finance its activities without additional subordinated financial support from equity holders or other parties

Part I - Financial Information
Item 1. Financial Statements
Standard Nuclear, Inc.

Standard Nuclear, Inc.
Unaudited Condensed Consolidated Balance Sheets

		June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$102,185,333	$63,101,704
Accounts receivable and contract assets, net	Note 2	8,128,817	2,291,669
Deferred transaction costs		2,135,079	—
Prepaid and other current assets		646,981	—
Total current assets		$113,096,210	$65,393,373
Property and equipment, net	Note 3	31,375,038	12,627,624
Investment in Joint Venture		2,481,829	1,130,170
TOTAL ASSETS		$146,953,077	$79,151,167

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable		$4,567,617	$2,082,547
Accrued and other liabilities		148,148	354,601
Deferred revenue	Note 2	4,031,783	1,076,531
Total current liabilities		$8,747,548	$3,513,679
Asset retirement obligations		795,254	753,223
TOTAL LIABILITIES		$9,542,802	$4,266,902
Commitments and contingencies	Note 6

Mezzanine equity:
Redeemable preferred stock, 116,141,488 shares authorized, issued and outstanding at June 30, 2026 and 101,948,458 shares authorized, issued and outstanding at December 31, 2025; redemption value $214,999,997 and $144,999,977 at June 30, 2026 and December 31, 2025, respectively (1)	Note 7	$214,999,997	$144,999,977

Stockholders’ Deficit:
Ordinary shares, $0.00001 par value; 0 shares authorized, issued and outstanding at June 30, 2026 and December 31, 2025		$—	$—
Class A Common Stock, $0.00001 par value; 175,000,000 shares authorized at June 30, 2026 and December 31, 2025; 14,504,000 shares issued and outstanding at June 30, 2026 and December 31, 2025 (1)	Note 8	145	145
Class B Convertible Common Stock, $0.00001 par value; 35,615,000 shares authorized at June 30, 2026 and December 31, 2025; 13,630,998 shares and 13,496,000 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively (1)	Note 8	135	135
Additional paid-in capital		5,680,085	2,021,359
Accumulated deficit		(83,270,087)	(72,137,351)
Total Stockholders’ Deficit		(77,589,722)	$(70,115,712)
Total Liabilities, Mezzanine Equity, and Stockholders’ Deficit		146,953,077	$79,151,167
(1) All share amounts above have been retrospectively adjusted to reflect the 2-for-1 stock split effected July 6, 2026. See Note 1.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Standard Nuclear, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Revenue
Product Revenue	$3,100,000	$—	$3,101,741	$—
Service Revenue	1,635,791	552,939	2,227,852	930,865
Total Revenue	4,735,791	552,939	5,329,593	930,865
Cost of Revenue
Cost of Revenue	1,552,797	1,182,689	6,558,803	2,339,637
Total Cost of Revenue	1,552,797	1,182,689	6,558,803	2,339,637
Gross Profit (Loss)	3,182,994	(629,750)	(1,229,210)	(1,408,772)
General and administrative costs	5,520,577	1,007,727	9,352,625	1,642,494
Research and development expenses	1,957,895	—	1,957,895	—
Loss from operations	(4,295,478)	(1,637,477)	(12,539,730)	(3,051,266)
Other expense (income):
Increase in fair value of SAFE Notes	—	—	—	7,725,000
Gain on extinguishment of debt	—	—	—	(853,000)
Interest income	(877,693)	—	(1,406,994)	—
Other expense (income)	—	(9,542)	—	(9,542)
Loss before income tax benefit	(3,417,785)	(1,627,935)	(11,132,736)	(9,913,724)
Income tax benefit	—	—	—	—
Net loss	$(3,417,785)	$(1,627,935)	$(11,132,736)	$(9,913,724)
Weighted average common shares outstanding – basic and diluted	28,001,802	28,000,000	28,000,906	28,000,000
Basic and diluted net loss per share	$(0.12)	$(0.06)	$(0.40)	$(0.35)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Standard Nuclear, Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	Class A Common Stock		Class B Common Stock		Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2024	—	$—	—	$—	28,000,000	$280	$279,720	$(56,596,406)	$(56,316,406)
Conversion of Ordinary Shares to Class A and Class B Common Stock	14,504,000	145	13,496,000	135	(28,000,000)	(280)	—	—	—
Net loss	—	—	—	—	—	—	—	(8,285,791)	(8,285,791)
Balances as of March 31, 2025	14,504,000	$145	13,496,000	$135	—	$—	$279,720	$(64,882,197)	$(64,602,197)
Share-based compensation	—	—	—	—	—	—	175,702	—	175,702
Net loss	—	—	—	—	—	—	—	(1,627,935)	(1,627,935)
Balances as of June 30, 2025	14,504,000	$145	13,496,000	$135	—	$—	$455,422	$(66,510,132)	$(66,054,430)

	Class A Common Stock		Class B Common Stock		Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2025	14,504,000	$145	13,496,000	$135	—	$—	$2,021,359	$(72,137,351)	$(70,115,712)
Share-based compensation	—	—	—	—	—	—	1,509,297	—	1,509,297
Net loss	—	—	—	$—	—	—	—	(7,714,951)	(7,714,951)
Balances as of March 31, 2026	14,504,000	$145	13,496,000	$135	—	$—	$3,530,656	$(79,852,302)	$(76,321,366)
Share-based compensation	—	—	—	—	—	—	2,148,205	—	2,148,205
Exercise of stock options	—	—	134,998	—	—	—	1,224	—	1,224
Net loss	—	—	—	—	—	—	—	(3,417,785)	(3,417,785)
Balances as of June 30, 2026	14,504,000	$145	13,630,998	$135	—	$—	$5,680,085	$(83,270,087)	$(77,589,722)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Standard Nuclear, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash flows from operating activities
Net loss	$(11,132,736)	$(9,913,724)
Adjustments to reconcile net loss to net cash flows from operating activities:
Share-based compensation expense	3,657,502	175,702
Depreciation expense	598,881	58,292
Change in fair value of SAFE Notes liability	—	7,725,000
Gain on extinguishment of SAFE Notes	—	(853,000)
Changes in operating assets and liabilities:
Accounts receivable and contract assets, net	(5,837,148)	(312,810)
Prepaid and other current assets	(646,981)	(31,250)
Accounts payable	(367,886)	298,994
Accrued expenses and other liabilities	(164,420)	66,516
Deferred revenue	2,955,252	27,212
Net cash used in operating activities	$(10,937,536)	$(2,759,068)

Cash flows from investing activities
Purchases of property and equipment	$(17,419,069)	$(554,743)
Contributions to equity method investment	(425,931)	—
Net cash used in investing activities	$(17,845,000)	$(554,743)

Cash flows from financing activities
Proceeds from issuance of convertible redeemable preferred shares	$70,000,020	$—
Exercise of stock options	1,224	—
Payment of deferred transaction costs	(2,135,079)
Proceeds from issuance of Series Seed preferred stock, net of issuance costs	—	7,945,686
Net cash provided by financing activities	$67,866,165	$7,945,686

Net increase in cash and cash equivalents	39,083,629	4,631,875
Cash and cash equivalents at beginning of period	63,101,704	1,619,817
Cash and cash equivalents at end of period	$102,185,333	$6,251,692

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—

Supplemental disclosure of non-cash investing and financing activities:

Conversion of SAFE Notes into Series Seed-1 Preferred stock	$—	$32,500,000
Reclassification of SAFE Notes fair value to mezzanine equity upon conversion	—	32,500,000
Extinguishment of SAFE Notes (reduction of SAFE liability)	—	1,000,000
Reclassification of short-term cash advances to Series Seed preferred stock	—	2,494,833
Investment in joint venture included in accounts payable	925,729	—
Property and equipment purchases included in accounts payable	1,927,226	44,406
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation and Principles of Consolidation
The Unaudited Condensed Consolidated Financial Statements of Standard Nuclear, Inc. (the “Company”), which include the accounts of the Company and its wholly-owned subsidiary, Standard Property Holdings I, LLC, as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025, have been prepared pursuant to the rules and regulations of the SEC. The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The Condensed Consolidated Balance Sheet as of December 31, 2025, was derived from audited Consolidated Financial Statements, but does not include all disclosures required by U.S. GAAP. All material intercompany transactions have been eliminated. The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. Historically, the Company has incurred significant losses from operations and negative operating cash flows. Management believes that the Company's current cash on hand, together with the net proceeds received from its IPO, completed in July 2026 (see Note 14, Subsequent Events), will be sufficient to fund the Company's operations and meet its obligations for at least the twelve months from the date of issuance of these financial statements.

Operating results for the three months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The Unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2025 included in the Registration Statement.

Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2, Summary of Significant Accounting Policies, of the Company’s audited Consolidated Financial Statements for the year ended December 31, 2025, included in the Registration Statement. There has not been a material change to the Company’s accounting policies since that report, except as noted below.

Deferred Transaction Costs
Deferred Transaction costs consist of specific incremental legal, accounting and other direct third-party costs directly attributable to the Company’s IPO. Deferred transaction costs were $2.1 million as of June 30, 2026. Deferred transaction costs as of December 31, 2025 were not significant. Upon completion of the IPO in July 2026, subsequent to June 30, 2026, these deferred transaction costs were reclassified as a reduction of the gross proceeds of the offering within additional paid-in capital. See Note 14, Subsequent Events, for additional discussion.
Stock Split
On July 6, 2026, the Company effected a 2-for-1 stock split of its capital stock. All share, per-share, and related information for all periods presented — including shares underlying equity awards and applicable exercise prices, and shares issuable upon conversion of preferred stock — has been retrospectively adjusted to reflect the stock split. The par value per share remained $0.00001. The stock split did not affect total stockholders' deficit.

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
1. Bases of Presentation and Principles of Consolidation (cont.)
Accounting Pronouncements Recently Issued or Adopted
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional footnote disclosure of the details of certain income statement expense line items as well as additional disclosure about selling expenses. This standard is effective for fiscal years beginning after December 15, 2026, and early adoption is permitted. The guidance is to be applied prospectively, with the option for retrospective application. The Company is currently evaluating the impact the adoption of this standard will have on its disclosures.
2. Revenue Recognition
The Company recognizes revenue at a point in time or over time consistent with how it satisfies its performance obligations and transfers control to its customers.
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, when control of promised goods or services transfers to the customer in an amount reflecting the consideration the Company expects to receive. The Company's revenue recognition policies are consistent with those described in Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements included in the Company's Registration Statement, except as described below with respect to product revenue, which the Company began recognizing during the three months ended June 30, 2026.

Services Revenue

The Company provides fuel development, engineering, testing, and other technical services under contracts structured as time-and-materials or fixed-price, milestone-based arrangements. These services are typically accounted for as a single performance obligation satisfied over time. The Company measures progress using a cost-to-cost input method, except for time-and-materials arrangements, for which it applies the right-to-invoice practical expedient under ASC 606-10-55-18.

Product Revenue

The Company also generates revenue from the sale of TRISO fuel and related products under contracts that represent distinct performance obligations satisfied at a point in time. The Company recognizes revenue from product sales at the point in time at which control of the product transfers to the customer, which generally occurs upon shipment or delivery of the product to the customer, or over time as the product is produced, in accordance with the terms specified in the applicable customer contract.

A receivable is recorded when the Company has an unconditional right to receive payment based on the satisfaction of performance obligations. The Company’s unbilled contract assets are recorded when revenue has been recognized for performance obligations for which the Company does not yet have an unconditional right to payment because contractual billing conditions remain unsatisfied. Accounts receivable and unbilled contract assets consist of the following:

	June 30, 2026	December 31, 2025
Accounts receivable	$7,635,277	$2,090,087
Unbilled accounts receivable	48,037	—
Unbilled contract assets	445,503	201,582
Accounts receivable and contract assets, net	$8,128,817	$2,291,669

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
2. Revenue Recognition (cont.)
The Company receives payments from customers based on billing schedules, as established in its contracts. Deferred revenue relates to payments received in advance of performance under the contract and is recognized as revenue as, or when, the related performance obligations are satisfied.
Deferred revenue was $4.0 million and $1.1 million at June 30, 2026 and December 31, 2025, respectively. Revenue recognized during the six months ended June 30, 2026 that was included in deferred revenue at December 31, 2025, was $1.0 million. The increase in unbilled contract assets was primarily due to additional amounts recognized in revenue in advance of billing. Deferred revenue increased due to advance billings and customer payments received under new and ongoing contracts.

Customer Owned Material
The Company provides TRISO fabrication services where it converts customers’ uranium feedstock into TRISO fuel at its facility in Oak Ridge, Tennessee. Under these arrangements, customers deliver uranium feedstock to the Company several months in advance for processing and fabrication into TRISO fuel that it returns to the customer upon completion.

In accordance with ASC 330, Inventory, the Company does not recognize customer-supplied uranium feedstock or work-in-process TRISO fuel as inventory on its balance sheet. Title to both the feedstock and the resulting TRISO fuel remains with the customer or the applicable government authority at all times; no title passes to the Company at any point during receipt, processing, or delivery.

The Company maintains a custodial memorandum ledger to track the receipt, processing stage, and disposition of all customer-owned nuclear material held at its facility. This material is not included in the Company's inventory or total assets.

Disaggregated Revenue
The Company’s revenues disaggregated by revenue type are as follows:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Product revenue	$3,100,000	$—	$3,101,741	$—
Fixed price contracts	1,628,442	171,184	2,220,503	242,051
Time and materials contracts	7,349	381,755	7,349	688,814
Total	$4,735,791	$552,939	$5,329,593	$930,865

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
2. Revenue Recognition (cont.)
The Company’s revenue disaggregated by geographic region are as follows:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
United States	$4,711,632	$552,939	$5,187,945	$930,865
France	4,409	—	121,898	—
Canada	19,750	—	19,750	—
Total	$4,735,791	$552,939	$5,329,593	$930,865
The Company has elected the practical expedient in ASC 606-10-50-14 that exempts it from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less. The Company has also elected the practical expedient in ASC 606-10-55-18 that allows revenue to be recognized in the amount to which the Company has the right to invoice when that amount corresponds directly with the value transferred to the customer. Accordingly, the Company has not disclosed the value of remaining performance obligations for contracts qualifying for those practical expedients.
Significant Customers
For the three and six months ended June 30, 2026 and 2025, customers that each accounted for more than 10% of total revenue were as follows (in millions):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Customer A	$3.2	$0.1	$3.4	$0.1
Customer B	—	0.4	—	0.7
Customer C	1.0	—	1.0	—

Allowance for Credit Losses
The Company accounts for expected credit losses on financial assets in accordance with ASC 326, Financial Instruments — Credit Losses. The Company’s methodology for estimating expected credit losses is consistent with that described in the audited Consolidated Financial Statements annual financial statements for the year ended December 31, 2025 included in the Registration Statement. In developing its estimate, the Company considers historical credit loss experience, the aging of receivables, customer-specific facts and circumstances, current economic conditions, and reasonable and supportable forecasts of future collectability.

As of June 30, 2026 and December 31, 2025, the Company concluded that expected credit losses were not material based on the composition of its customer base, historical collection experience, the short-term nature of the receivables, and the absence of significant collection issues. Accordingly, no allowance for credit losses was recorded as of June 30, 2026 and December 31, 2025.

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
3. Property and Equipment, net
Property and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
Machinery and equipment	$16,798,233	$8,030,173
Land	1,442,338	1,267,338
Building and improvements	813,967	814,893
Asset Retirement Obligation Asset	673,000	673,000
IT and office equipment	460,819	182,556
Construction-in-progress	12,058,985	1,933,087
Total property and equipment, gross	32,247,342	12,901,047
Accumulated depreciation	(872,304)	(273,423)
Total property and equipment, net	$31,375,038	$12,627,624
Depreciation expense recognized for the three months ended June 30, 2026 was $0.4 million and was insignificant for the three months ended June 30, 2025. Depreciation expense recognized for the six months ended June 30, 2026 and 2025 was $0.6 million and $0.1 million, respectively. Depreciation expense is included within cost of revenue in the Consolidated Statements of Operations. Construction-in-progress is primarily comprised of building and building improvement construction not yet placed-in-service.
On July 21, 2026, Standard Property Holdings I, LLC completed the acquisition of real property located at 100 Europia Avenue, Oak Ridge, Tennessee. See Note 14, Subsequent Events.

4. Equity Method Investment
On September 16, 2025, the Company and Framatome formed Standard Nuclear x Framatome LLC (the “Joint Venture”), a Delaware limited liability company, with the purpose of establishing a facility on Framatome’s U.S. NRC -licensed site in Richland, Washington to manufacture and commercialize TRISO, Fully Ceramic Microencapsulated fuel (“FCM”), and other TRISO-based advanced fuel products.
Pursuant to the Joint Venture’s LLC Operating Agreement, the Company agreed to contribute cash of $66,667 in exchange for a 66.667% membership interest and Framatome agreed to contribute cash of $33,333 in exchange for a 33.333% membership interest. In addition to the initial capital contributions, the Company will provide intellectual property licensing related to advanced fuel product technology and manufacturing know-how and to lease specialized fuel-manufacturing equipment to the Joint Venture. Framatome has agreed to provide access to its Richland site physical plant space and licensed nuclear infrastructure, to lease its specialty fuel building to the Joint Venture, and to license its manufacturing and operational expertise.
As of June 30, 2026 and December 31, 2025, the carrying amount of the Company’s equity method investment in Standard Nuclear x Framatome LLC was $2.5 million and $1.1 million, respectively. During the three and six months ended June 30, 2026, the Company made $1.4 million of additional contributions to the Joint Venture. The Company’s share of the Joint Venture net gain or loss was not material. The Joint Venture remained in its pre-operational phase as of June 30, 2026, and had not commenced commercial production or generated revenue. The Company reevaluated its accounting conclusions related to the Joint Venture during the three months ended June 30, 2026, and determined that the Joint Venture continues to be accounted for under the equity method and continues to be a VIE for which the Company is not the primary beneficiary. As of June 30, 2026, the Company’s maximum exposure to loss was approximately $2.5 million, consisting of the carrying

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Consolidated Financial Statement
4. Equity Method Investments (cont.)
amount of its investment and any contractual funding commitments under the Joint Venture’s LLC Operating Agreement, and the Company has not provided any credit enhancements or other forms of financial support to the Joint Venture beyond those described above.

5. Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the Consolidated Balance Sheets, primarily due to their short-term nature.
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:
•Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
•Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and consideration of factors specific to the asset or liability. Changes in assumptions or in market conditions could significantly affect the estimates. The Company determines whether transfers have occurred between levels in the fair value hierarchy by reassessing the inputs used in determining fair value at the end of each reporting period.
As of June 30, 2026 and December 31, 2025, the Company had no liabilities measured at fair value on a recurring basis. During the six months ended June 30, 2025, the Company’s SAFE Notes were converted to temporary equity and, accordingly, no SAFE liability remained outstanding as of June 30, 2026. As a result, the Company recorded no fair value adjustment related to SAFE Notes during the six months ended June 30, 2026. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2026.

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
5. Fair Value Measurements (cont.)
The Company’s SAFE Notes were classified within Level 3 of the fair value hierarchy as their valuation incorporated significant unobservable inputs and relied on Company-specific assumptions. Subsequent changes in fair value of the SAFE Notes represented the movement in the fair value for SAFE Notes at each balance sheet date and were reported in other expense on the Consolidated Statements of Operations. During the six months ended June 30, 2026 and 2025, the Company recorded a change in the fair value of SAFE Notes of $0 and $7.7 million, respectively.

Amount
Level 3 Rollforward – SAFE Notes
Ending balance, December 31, 2024	$57,619,980
Additional proceeds received	1,508,020
Balance refunded	(1,000,000)
Gain on extinguishment of debt	(853,000)
Fair value adjustment during the period	7,725,000
Balance reclassified to Mezzanine Equity during the period	(65,000,000)
Ending balance, June 30, 2025	$—

6. Commitments and Contingencies
Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representation, failure to perform, or claims and losses arising from certain events as outlined within the particular contract. The Company has also entered into indemnification agreements with certain of its officers and directors.
The Company’s maximum exposure under such indemnities is unknown and has not been estimated, as this would involve future claims that may be made against the Company that have not occurred. To date, the Company has not made any payments related to these indemnities and believes the risk of material obligations under these indemnities to be remote. Accordingly, the Company has not accrued any liabilities related to such indemnification obligations in the Consolidated Financial Statements.
Legal Matters
From time to time, the Company may become involved in certain legal proceedings and claims incidental to the normal course of its business. As of June 30, 2026, and December 31, 2025, management was not aware of any pending or threatened litigation that could have a material adverse effect on the Consolidated Financial Statements.
7. Redeemable Preferred Stock
The Company has issued redeemable convertible preferred stock in four series: Series Seed, Series Seed-1, Series A, and Series A-2. Except as described below, there were no material changes during the three and six months ended June 30, 2026 to the rights, preferences, privileges, or liquidation provisions of the Company's redeemable convertible preferred stock from those disclosed in Note 8, Redeemable Preferred Stock, to the audited Consolidated Financial Statements for the year ended December 31, 2025.

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
7. Redeemable Preferred Stock (cont.)
Issuance of Series SEED Preferred Stock
On February 13, 2025, the Company issued 9,999,994 shares of Series Seed preferred stock at a purchase price of $1.00 per share to certain investors for aggregate proceeds of approximately $10,000,000. The proceeds included the application of $2.5 million previously recorded as Short-term Cash Advance and Short-term Cash Advance from Related Party on the Company’s Consolidated Balance Sheet at December 31, 2024.
SAFE Settlement for Series Seed-1 Preferred Stock
On February 13, 2025, the Company settled the SAFE instruments through conversion into shares of Series Seed-1 Preferred Stock. Pursuant to the financing, the Company issued and sold preferred stock at a fixed pre-money valuation to the SAFE investors. The SAFE instruments automatically converted into 65,000,000 shares of Series Seed-1 Preferred Stock at a purchase price of $0.50 per share. Additionally, one investor requested a rescission of their $1.0 million investment in the SAFE instruments, and the Company issued a refund to the investor in January 2025. Refer to Note 10, Related Party Transactions - SAFE Notes, in the audited Consolidated Financial Statements for the year ended December 31, 2025 included in the Registration Statement, for additional discussion.
Series A Funding
On August 14, 2025, the Company entered into a Series A Preferred Stock Purchase Agreement, pursuant to which it issued 26,948,464 shares of Series A Preferred Stock at a purchase price of $2.5976 per share, resulting in aggregate gross proceeds of approximately $70.0 million. The Company intends to use the proceeds from this financing to expand annual TRISO production.
Series A-2 Preferred Stock Financing
On January 23, 2026, the Company entered into a Series A-2 Preferred Stock Purchase Agreement pursuant to which it issued 14,193,030 shares of Series A-2 redeemable convertible preferred stock at a purchase price of $4.932 per share for aggregate gross proceeds of approximately $70.0 million. The Company intends to use the proceeds primarily to expand annual TRISO production.
Other Terms
Except as provided by law or by the Company’s certificate of incorporation, holders of redeemable convertible preferred stock are entitled to vote together with holders of common stock as a single class on an as-converted basis. Except as described above, the voting, dividend, conversion, liquidation, and protective provisions of the Company's redeemable convertible preferred stock were unchanged during the three and six months ended June 30, 2026, from those disclosed in the audited annual financial statements for the year ended December 31, 2025. No dividends were declared during the three and six months ended June 30, 2026. As of June 30, 2026, each share of redeemable convertible preferred stock was convertible into one share of Class A common stock, subject to customary anti-dilution adjustments.
Because the 2-for-1 stock split effected July 6, 2026 applied proportionately to all classes of the Company's capital stock, the conversion ratio of each series of redeemable convertible preferred stock into Class A common stock was not adjusted as a result of the split.

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
7. Redeemable Preferred Stock (cont.)
Classification
The Company classifies its redeemable convertible preferred stock outside of permanent equity as mezzanine equity on the condensed consolidated balance sheets. Management evaluated the redeemable convertible preferred stock under ASC 480, ASC 815-40, and ASC 480-10-S99-3A, and concluded that liability classification is not required. Because the redeemable convertible preferred stock includes liquidation and deemed liquidation features that may require settlement in circumstances not solely within the Company's control, the shares are presented in temporary equity. The carrying amount of the redeemable convertible preferred stock was subject to adjustment to its redemption value when and if such adjustment became required.
A summary of the Company’s preferred stock was as follows:

As of June 30, 2026
Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Amount	Aggregate Liquidation Preference
Series Seed	9,999,994	9,999,994	$9,999,994	$9,999,994
Series Seed-1	65,000,000	65,000,000	65,000,000	65,000,000
Series A	26,948,464	26,948,464	69,999,983	69,999,983
Series A-2	14,193,030	14,193,030	70,000,020	70,000,020
Total	116,141,488	116,141,488	$214,999,997	$214,999,997

As of December 31, 2025
Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Amount	Aggregate Liquidation Preference
Series Seed	9,999,994	9,999,994	$9,999,994	$9,999,994
Series Seed-1	65,000,000	65,000,000	65,000,000	65,000,000
Series A	26,948,464	26,948,464	69,999,983	69,999,983
Total	101,948,458	101,948,458	$144,999,977	$144,999,977

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
8. Stockholders’ Equity
All share amounts have been retrospectively adjusted to reflect the stock split described in Note 1, Basis of Presentation and Principles of Consolidation.

The Company’s authorized capital stock consists of Class A common stock, Class B common stock and preferred stock. As of June 30, 2026, the Company was authorized to issue 175,000,000 shares of Class A common stock, 35,615,000 shares of Class B common stock and 116,141,488 shares of preferred stock, each with a par value of $0.00001 per share. As of June 30, 2026, there were 14,504,000 shares of Class A common stock and 13,630,998 shares of Class B common stock issued and outstanding.

The rights, preferences and privileges of the Company’s Class A common stock, Class B common stock and preferred stock are described in Note 9, Stockholders’ Equity, to the audited Consolidated Financial Statements for the year ended December 31, 2025. There were no material changes to the rights, preferences or privileges of the Company’s capital stock during the three and six months ended June 30, 2026.
Subject to the rights of the holders of preferred stock, holders of Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of stockholders, unless otherwise required by law or the Company’s certificate of incorporation. Each holder of Class A common stock is entitled to one vote per share, and each holder of Class B common stock is entitled to ten votes per share. See Note 14, Subsequent Events, for a description of changes to the Company's dual-class voting and conversion structure that became effective in connection with the IPO.
Each share of Class B common stock is convertible at the option of the holder at any time into one share of Class A common stock. Each share of Class B common stock will also automatically convert into one share of Class A common stock upon (i) the approval of holders of a majority of the outstanding shares of Class B common stock or (ii) a non-permitted sale, assignment or transfer of such share.
Subject to the preferential rights of any outstanding series of preferred stock, holders of Class A common stock and Class B common stock are entitled to share equally, on a per-share basis, in any dividends declared by the Board of Directors from legally available funds. In the event of any liquidation, dissolution or winding up of the Company, after payment of all debts and subject to the preferential rights of any outstanding series of preferred stock, the holders of Class A common stock and Class B common stock are entitled to share ratably, on a per-share basis, in the remaining assets of the Company available for distribution. The common stock is not redeemable at the option of the holder.
During the three and six months ended June 30, 2026, the Company issued 134,998 shares of Class B common stock from exercises of stock options. During the three and six months ended June 30, 2025, the Company did not issue any shares of common stock. The Company did not declare or pay any dividends during the three and six months ended June 30, 2026 and 2025.
On July 16, 2026, the Company completed its IPO of 10.0 million shares of Class A common stock at a public offering price of $15.00 per share. The offering resulted in estimated net proceeds to the Company of approximately $137.7 million, after deducting underwriting discounts and commissions and offering expenses. See Note 14, Subsequent Events, for additional discussion.

Standard Nuclear, Inc.
Notes to the Consolidated Financial Statements

9. Related Party Transactions
SAFE Notes
During the fourth quarter of 2024, the Company received $33.5 million in funding commitments from various investors pursuant to SAFE Notes, including related parties through one Company executive who exerts significant influence over certain SAFE investors. The related party SAFE investors are entities affiliated with a member of the Company’s Board of Directors who also served as CEO Director. The SAFE Notes were classified as liabilities and remeasured to fair value at each reporting period.
On February 13, 2025, the Company completed its Series Seed Preferred Stock equity financing, which triggered the automatic conversion of all outstanding SAFE Notes. The related party SAFE Notes converted into shares of Series Seed-1 Preferred Stock on the same terms and conditions as all other SAFE investors, including the same valuation cap of $20.0 million and discount rate of 50%. The conversion was effected at a price of $0.50 per share, and the related-party SAFEs converted into an aggregate of 9,850,000 shares of Series Seed-1 Preferred Stock. Refer to Note 7, Redeemable Preferred Stock, for further discussion of the conversion mechanics and the remeasurement of SAFE liabilities to fair value at the conversion date.
As of June 30, 2026 and December 31, 2025, no SAFE Notes remained outstanding to related parties or otherwise. The remeasurement gain recognized in the Consolidated Statements of Operations for the period from January 1, 2025, through the conversion date attributable to the related-party SAFE Notes was $853,000. This amount was recognized as a gain on debt extinguishment as a result of the rescission.
Advances from Related Parties
During 2024, the Company received non-interest-bearing cash advances from Decisive Point — Standard Nuclear II, a related party. As the advances were non-interest-bearing, the amount payable equaled the amount received.
In connection with the Series Seed Preferred Stock financing, on February 13, 2025, the Company reclassified a short-term cash advance of $1,263,500 from a related party, Decisive Point — Standard Nuclear II, together with a separate non-related-party short-term cash advance of $1,231,333, from liabilities to equity. The total reclassification of $2,494,833 was applied as additional consideration for Series Seed preferred equity. As of June 30, 2026 and December 31, 2025, no short-term cash advance liabilities remained outstanding.
Professional Services Agreement

During the second quarter of 2026, the Company approved a professional services agreement with a related party, who is the spouse of an officer, and at the time also a Company director, to provide project and schedule management support services for the Company’s manufacturing operations. The agreement has a performance period from April 1, 2026 through June 30, 2026 and provides for compensation of $13,600 per month, plus reimbursement of certain pre-approved expenses. The Company reported $40,800 of consulting expenses for the three and six months ended June 30, 2026.

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
9. Related Party Transactions (cont.)
Related-Party Participation in Equity Financings
In connection with the Series Seed Preferred Stock financing that closed on February 13, 2025, related-party SAFE investors received an aggregate of 9,850,000 shares of Series Seed-1 Preferred Stock upon automatic conversion of their SAFE Notes, as described above. The conversion terms were identical to those applicable to all other SAFE investors.
On August 14, 2025, the Company completed its Series A Preferred Stock financing, issuing 26,948,464 shares of Series A Preferred Stock at $2.5976 per share for aggregate gross proceeds of approximately $70.0 million. Two entities within the Decisive Point affiliated group participated in the Series A Preferred Stock Financing on the same terms and conditions as all unrelated investors.
The related-party Series A investment of approximately $8.8 million represents 12.6% of the total $70.0 million Series A round. Both entities purchased Series A Preferred Stock at the same price per share ($2.5976), with the same rights, preferences, privileges, and restrictions as all other Series A investors, as set forth in the Series A Preferred Stock Purchase Agreement dated August 14, 2025.
On January 23, 2026, the Company completed its Series A-2 Preferred Stock financing, issuing 14,193,030 shares of Series A-2 Preferred Stock at $4.932 per share for aggregate gross proceeds of approximately $70.0 million. Two entities within the Decisive Point affiliated group participated in the Series A-2 Preferred Stock Financing on the same terms and conditions as all unrelated investors.
The related-party Series A-2 investment of approximately $5.0 million represents 7.1% of the total Series A-2 Preferred Stock round. Both entities purchased Series A-2 Preferred Stock at the same price per share ($4.932), with the same rights, preferences, privileges, and restrictions as all other Series A-2 investors, as set forth in the Series A-2 Preferred Stock Purchase Agreement dated January 23, 2026.
Standard Nuclear x Framatome LLC

The Joint Venture is a related party of the Company. Under the Joint Venture's LLC Operating Agreement, the Company licenses intellectual property related to advanced fuel product technology and manufacturing know-how to the Joint Venture and leases specialized fuel-manufacturing equipment to the Joint Venture. During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any license income or equipment lease income from the Joint Venture. As of June 30, 2026 and December 31, 2025, $0.9 million and $0 million, respectively, were due to the Joint Venture, included in Accounts Payable. See Note 4, Equity Method Investment, for additional discussion.

Neutroelectric, LLC

In September 2025, the Company entered into a Master Services Agreement with Neutroelectric, LLC (“Neutroelectric”), pursuant to which Neutroelectric provides engineering and other services to the Company on a project basis under individually negotiated statements of work. Neutroelectric is owned and operated by the spouse of a company officer and director. The Master Services Agreement has a two-year term and provides for Neutroelectric to furnish services to the Company as an independent contractor, with compensation determined on a per-project basis as set forth in each statement of work. As of June 30, 2026, the Company has incurred expenses of approximately $350,000 in the aggregate under the Master Services Agreement and related statements of work.

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
9. Related Party Transactions (cont.)
Container Technologies Industries, LLC Subrecipient Agreement

In April 2026, the Company entered into a subrecipient agreement (the "Subrecipient Agreement") with Container Technologies Industries, LLC ("CTI") in connection with a cooperative agreement awarded by the DOE to CTI, as prime recipient, for the design, development, and licensing of a fuel transportation container for HALEU nuclear fuels (the "Container Project"). At the time the Subrecipient Agreement was entered into, the President of CTI was the spouse of an officer and director of the Company, and CTI was accordingly a related party of the Company. That individual resigned as President of CTI effective June 30, 2026, and CTI ceased to be a related party of the Company as of that date. The transactions described below occurred, and the Subrecipient Agreement was entered into, while CTI was a related party.

Under the Subrecipient Agreement, the Company leads, funds, and controls all NRC licensing activities for the container and will be the holder and owner of the resulting NRC license, is solely responsible for its allocated cost share under the DOE-approved budget and for all NRC licensing costs, and submits itemized invoices to CTI monthly, with CTI obligated to reimburse the Company for 50% of allowable expenditures within five days of CTI's receipt of the corresponding DOE funds. Following successful design and licensing of the container, the Company intends to procure production units from CTI, subject to mutual agreement on final commercial terms.

During the three and six months ended June 30, 2026, the Company incurred $0.1 million of costs under the Container Project. The costs are recorded in research and development expenses, net of $56,036 invoiced to CTI. No reimbursements were received from CTI during the period, and $56,036 was due from CTI and included in accounts receivable as of June 30, 2026. There were no comparable transactions during the three and six months ended June 30, 2025.

Promissory Notes

In June 2025, the Company issued to Keeley Marrocco, its Chief Operating Officer, 2,160,000 shares of Class B common stock at a purchase price of $0.21 per share for a total purchase price of $453,600 pursuant to a Restricted Stock Purchase Agreement. The Company concurrently issued to Kurt Terrani, its Chief Executive Officer (“CEO”), 3,425,000 shares of Class B common stock at a purchase price of $0.21 per share for a total purchase price of $719,250. In June 2025, in connection with the restricted stock purchases by Ms. Marrocco and Mr. Terrani, the Company loaned each of them the full purchase price of their respective shares ($453,600 and $719,250, respectively) under promissory notes bearing interest at 4.07% per annum, compounded annually. In May 2026, in connection with Kevin Harrill's restricted stock purchase, the Company loaned Mr. Harrill the full purchase price of his shares under two promissory notes in the aggregate original principal amount of $1,538,898, bearing interest at 4.08% per annum, compounded annually. See Note 10, Share-Based Compensation. Each promissory note is secured by a pledge of the shares purchased thereunder, is 50% recourse to the applicable officer personally and 50% nonrecourse (secured solely by the pledged shares), and was due in full on the ninth anniversary of issuance or earlier upon the occurrence of certain events, including termination of employment or completion of the Company's IPO. As of June 30, 2026, the aggregate outstanding principal under these promissory notes was $2,711,748. See Note 14, Subsequent Events, for a discussion of the repayment of the promissory notes, including accrued interest, in connection with the completion of the Company's IPO.

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
9. Related Party Transactions (cont.)
Investors' Rights Agreement

The Company is party to an Amended and Restated Investors' Rights Agreement, dated as of January 23, 2026 (the "Investor Rights Agreement"), by and among the Company and certain of its stockholders, including Kurt Terrani, the Company's CEO, Thomas Hendrix, the Company's Founder and Executive Chairman, Keeley Marrocco, the Company's Chief Operating Officer, and entities affiliated with Decisive Point Group, LLC, Welara Capital Partners, Fundomo, and Washington Harbour Partners, each of which beneficially owns more than 5% of the Company's capital stock. The Investor Rights Agreement grants the parties thereto demand, piggyback, and Form S-3 registration rights with respect to their shares. Upon completion of the IPO in July 2026, all provisions of the Investor Rights Agreement terminated other than the registration rights, which survive for five years from the date of the Company's final IPO prospectus or, with respect to any particular stockholder, until earlier eligibility for unrestricted resale under Rule 144. See Note 14, Subsequent Events, and Exhibit 4.2 to this Quarterly Report.

10. Share-Based Compensation
All share and per-share amounts, including option and restricted stock quantities and exercise prices, have been retrospectively adjusted to reflect the stock split described in Note 1, Basis of Presentations and Principles of Consolidation.
In May 2025, the Company adopted the 2025 Stock Plan which authorized the issuance of incentive stock options, or non-statutory stock options, and restricted stock to employees and consultants.
Under the 2025 Stock Plan, the Company granted awards that are subject to annual, cliff-based vesting. The awards typically vest throughout four years of service. Share-based awards are payable in common stock at the discretion of the Board of Directors. Share-based awards are accounted for as compensation costs and are amortized on a straight-line basis over the vesting period. Additional information regarding the Company share-based compensation is included in Note 11, Share-Based Compensation, in the Company’s audited Consolidated Financial Statements for the year ended December 31, 2025, included in the Registration Statement. The Company’s share-based compensation expense for the periods presented was as follows:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Cost of Revenue	$477,803	$80,304	$950,635	$80,304
General and administrative costs	1,670,402	95,398	2,706,867	95,398
Total share-based compensation expense	$2,148,205	$175,702	$3,657,502	$175,702

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Share-Based Compensation (cont.)
For the three months ended June 30, 2026, the Company approved equity awards under its 2025 Stock Plan, including restricted stock purchase rights to an officer to purchase 941,222 shares of Class B common stock at $1.635 per share and stock options for an aggregate of 305,790 shares of Class B common stock, generally at an exercise price of $1.635 per share. The restricted stock awards generally vest over four years, subject to continued service. The stock options generally vest over four years, with certain awards, subject to alternative vesting terms and/or certain acceleration provisions.
The summary of stock options and restricted stock under the Company’s 2025 Stock Plan as of June 30, 2026, and changes for the six months then ended are presented as follows:

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
Stock Options	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at the beginning of the period	6,459,000	$0.21	—	$—
Granted	7,060,972	$0.96	6,534,000	$0.21
Exercised	(134,998)	$0.21	—	$—
Forfeited/expired	(1,058,418)	$0.58	—	$—
Outstanding at the end of the period	12,326,556	$0.61	6,534,000	$0.21
Exercisable at the end of the period	2,154,647	$0.23	—	$—

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the period	5,585,000	$0.97	—	$—
Granted	1,808,222	$7.28	5,585,000	$0.97
Vested	(1,978,020)	$0.97	—	$—
Forfeited/expired	—	$—	—	$—
Outstanding at the end of the period	5,415,202	$3.08	5,585,000	$0.97
The weighted average unrecognized compensation cost at June 30, 2026, for stock options and restricted stock was as follows:

	Amount	Weighted Average Remaining Recognition Period (Years)
Stock options	$17,438,296	3.32
Restricted stock	16,002,469	3.91
Total compensation cost	$33,440,765	3.54

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Share-Based Compensation (cont.)
Assumptions used in determining the fair value of stock options granted for the three and six months ended June 30, 2026 were as follows:

Assumption	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Expected volatility	110.0%	110.0%
Expected term (years)	7.0	7.0
Risk-free interest rate	4.50%	4.29% - 4.5%
Expected dividend yield	0.0%	0.0%
Weighted Average Grant-Date Fair Value	$2.71	$2.59
Assumptions used in determining the fair value of stock options granted for the three and six months ended June 30, 2025 were as follows:

Assumption	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Expected volatility	110.0%	110.0%
Expected term (years)	7.0	7.0
Risk-free interest rate	4.17%	4.17%
Expected dividend yield	0.0%	0.0%
Weighted Average Grant-Date Fair Value	$0.921	$0.921

At June 30, 2026, the Company reserved 22,119,000 shares of common stock for future issuance under the 2025 Stock Plan and had 4,377,242 shares of common stock available for issuance. On July 1, 2026, the Company's board of directors adopted, and on July 6, 2026 the Company's stockholders approved, the 2026 Plan, which became effective immediately prior to the completion of the IPO and terminated the 2025 Stock Plan. On July 1, 2026, the Company’s board of directors adopted and on July 2, 2026, the Company’s stockholders approved the 2026 Employee Stock Purchase Plan (“ESPP”), which became effective immediately prior to the effectiveness of the Registration Statement. See Note 14, Subsequent Events, for additional discussion.

11. Income Taxes

The Company accounts for income taxes in interim periods under ASC 740-270, Income Taxes – Interim Reporting, which generally requires us to apply an estimated annual consolidated effective tax rate to consolidated pre-tax income. The estimated annual effective tax rates for the three months and six months ended June 30, 2026 and 2025, were 0% and 0%, respectively. The difference between the Company's effective tax rate and the statutory rate is primarily driven by the valuation allowance established against U.S. federal and state deferred income tax assets. The Company recorded no income tax expense or benefit for the three and six months ended June 30, 2026 and 2025, respectively.
The Company did not have any material income taxes paid in 2026 or for the period from July 15, 2024 (inception) through June 30, 2025.

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
12. Net Loss per Share
Net loss per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. In calculating diluted net loss per share, the number of shares is increased by the weighted average number of potential common shares related to stock compensation awards including restricted stock and stock options, and the number of shares of common stock that would be issued upon conversion of the preferred stock units. For further details, refer to Note 10, Share-Based Compensation.

All share and per-share amounts used in the calculation of basic and diluted net loss per share, including shares excluded as anti-dilutive, have been retrospectively adjusted to reflect the 2-for-1 stock split described in Note 1, Basis of Presentation and Principles of Consolidation.

The weighted-average number of common stock and common stock equivalent shares used in the calculation of basic and diluted net loss per share were as follows:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Numerator:
Net loss	$(3,417,785)	$(1,627,935)	$(11,132,736)	$(9,913,724)

Denominator:
Average common shares outstanding – basic *	28,001,802	28,000,000	28,000,906	28,000,000
Average common shares outstanding, – diluted	28,001,802	28,000,000	28,000,906	28,000,000

Net loss per common share – basic and diluted	$(0.12)	$(0.06)	$(0.40)	$(0.35)

*Weighted-average shares outstanding includes vested restricted stock awards from the date of vesting.
The two-class method does not change the net loss per share calculation because Class A and Class B have identical economic rights.
Fully diluted average common stock outstanding for the three and six months ended June 30, 2026 excludes 116,141,488 shares of common stock that are issuable upon conversion of preferred stock and 17,741,758 shares of common stock issuable under the Company’s 2025 Stock Plan, as the Company reported a net loss for the period. Fully diluted average common stock outstanding for the three and six months ended June 30, 2025, excludes 74,999,994 shares of common stock that are issuable upon conversion of preferred stock and 12,119,000 shares of common stock issuable under the Company’s 2025 Stock Plan, as the Company reported a net loss for the period.
13. Segment Information
For the three and six months ended June 30, 2026 and 2025, the Company determined that it operates as a single operating and reportable segment, as it is engaged in a single business activity of TRISO production. The Consolidated Statements of Operations is presented to the Company’s CODM without further disaggregation.

Standard Nuclear, Inc.
Notes to the Unaudited Consolidated Financial Statements
13. Segment Information (cont.)
The Company’s CODM is its CEO, who is responsible for making strategic operating decisions, allocating resources, and assessing financial performance. Specifically, the CODM uses revenue and net income at a consolidated level, as key financial metrics to make operating decisions and identify growth opportunities as management believes that such information is the most relevant in evaluating operating performance relative to other entities that operate within these industries.
The Company's revenue is disaggregated between product revenue and service revenue on the face of the Consolidated Statements of Operations. The revenue categories, significant expense categories, and assets regularly provided to the CODM on a consolidated basis are consistent with the amounts presented in the Company's Consolidated Statements of Operations and Balance Sheets, respectively. In addition, all the Company’s long-lived assets, consisting of property and equipment, are located in the United States.
14. Subsequent Events
2026 Equity Incentive Plan
On July 1, 2026, the Company's board of directors adopted, and on July 6, 2026 the Company's stockholders approved, the 2026 Plan, which became effective immediately prior to the completion of the IPO. The 2026 Plan permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and stock bonuses to employees, directors, and independent contractors. In connection with the effectiveness of the 2026 Plan, the Company's 2025 Stock Plan was terminated; awards previously granted under the 2025 Stock Plan remain outstanding in accordance with their terms. The Company reserved 18,125,474 shares of Class A common stock for issuance under the 2026 Plan, including 9,134,602 shares subject to awards granted in connection with the IPO.

2026 Employee Stock Purchase Plan

On July 1, 2026, our board of directors adopted and on July 2, 2026, the Company’s stockholders approved the ESPP, which became effective immediately prior to the effectiveness of the Registration Statement. The ESPP provides an opportunity to employees and eligible service providers to purchase shares of Class A common stock. The Company reserved 5,437,642 shares of Class A common stock for issuance under the ESPP.

IPO

On July 16, 2026, the Company’s Class A common stock began trading on the New York Stock Exchange under the symbol “STDN” and the offering closed on July 17, 2026. The offering consisted of the issuance and sale of 10.0 million shares of Class A common stock at a public offering price of $15.00 per share, resulting in estimated net proceeds to the Company of approximately $137.7 million, after deducting underwriting discounts, commissions, and offering expenses. In connection with the completion of the IPO, total deferred transaction costs of $3.3 million, consisting of the $2.1 million capitalized as of June 30, 2026 and an additional $1.2 million of costs incurred subsequent to that date, were reclassified as a reduction of additional paid-in capital.

Immediately prior to the completion of the IPO, the Company had 132,604,428 shares of Class A common stock outstanding and 11,578,308 shares of Class B common stock outstanding. Class A common stock included the conversion of all 116,141,488 outstanding shares of the Company's redeemable convertible preferred stock into 116,141,488 shares of Class A common stock. Class A common stock also included the conversion of 7,876,000 shares of the Company’s Class B common stock, not beneficially owned by Mr. Hendrix, into Class A common stock, pursuant to the Class B Conversion. In addition, pursuant to the Class B

Standard Nuclear, Inc.
Notes to the Consolidated Financial Statements
14. Subsequent Events (cont.)
Stock Exchange, all 5,824,308 outstanding shares of Class A common stock beneficially owned by Standard Nuclear Trust were exchanged for an equivalent number of newly issued shares of Class B common stock. The Company also entered into the Class B Equity Exchange Agreement with Thomas Hendrix, the Company's Founder and Executive Chairman, which grants Mr. Hendrix the right to require the Company to exchange up to an aggregate of 4,194,545 shares of Class A common stock (consisting of shares subject to his equity awards and shares he may receive in a distribution of up to 1,459,858 shares from Decisive Point Group, LLC, of which Mr. Hendrix is a member) for an equivalent number of shares of Class B common stock. All other outstanding shares of Class B common stock converted to Class A common stock.

In connection with the completion of the IPO, the Company's restated certificate of incorporation became effective, under which each share of Class B common stock is entitled to 20 votes per share (compared to ten votes per share previously), voting together with Class A common stock as a single class on all matters submitted to a vote of stockholders, except as otherwise required by law. Each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, whether or not for value, occurring after the completion of the IPO, other than certain permitted transfers, and will also convert automatically upon the earliest of: (i) 12 months following the death or disability of Thomas Hendrix, the Company's Founder and Executive Chairman; (ii) the first trading day on which outstanding shares of Class B common stock represent less than 5% of the Company's aggregate then-outstanding common stock; or (iii) the first trading day on which Mr. Hendrix is no longer providing services to the Company as an officer, employee, or consultant and is not a director of the Company as a result of his voluntary resignation or a request or agreement not to be renominated. Each of the events described in clauses (i) through (iii) may be extended by up to 18 months upon the affirmative approval of a majority of the Company's independent directors.

Repayment of Officer Promissory Notes

On July 10, 2026, Ms. Marrocco and Mr. Terrani repaid their promissory notes in full, including accrued interest, in the amounts of $473,405 (consisting of $453,600 in principal and $19,805 in accrued interest) and $750,654 (consisting of $719,250 in principal and $31,404 in accrued interest), respectively. On July 13, 2026, Mr. Harrill repaid his promissory notes in full, including accrued interest, in the aggregate amount of $1,550,236 (consisting of $1,538,898 in principal and $11,338 in accrued interest). In total, the Company received $2,774,295 in repayment of these promissory notes, consisting of $2,711,748 in principal and $62,547 in accrued interest, in connection with the Company's IPO offering in July 2026.

Issuance of Restricted Stock Units

Subsequent to June 30, 2026, in connection with the completion of the IPO, the Company approved the issuance of restricted stock units covering an aggregate of 9,134,602 shares of Class A common stock under its 2026 Plan to certain directors and officers, with a grant-date fair value of $15.00 per share. The restricted stock units generally vest over periods ranging from one to three years, subject to continued service. The Company determined that these awards were nonrecognized subsequent events, and no share-based compensation expense related to these awards was recorded in the financial statements for the three and six months ended June 30, 2026.

Standard Nuclear, Inc.
Notes to the Consolidated Financial Statements
14. Subsequent Events (cont.)
Acquisition of Real Property

On July 21, 2026, Standard Property Holdings I, LLC completed the acquisition of real property located at 100 Europia Avenue, Oak Ridge, Tennessee, consisting of land and an existing building, from 100 Heritage Center, LLC, an unaffiliated third party, for a contract purchase price of $5.5 million. The transaction was funded with cash on hand and was not financed with mortgage or other third-party debt. After giving effect to an earnest money deposit previously paid and closing costs of approximately $0.2 million, the Company paid approximately $5.3 million in cash at closing.

Table of Content
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Standard Nuclear, Inc. ("the Company," "we," "us," and "our") should be read together with our Unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes thereto for the year ended December 31, 2025, and the section entitled "Risk Factors," included in our Registration Statement on Form S-1 (File No. 333-296922), as amended. This discussion is intended to provide you with information that will assist you in understanding our consolidated financial statements, the changes in key items in those consolidated financial statements from period to period, and the primary factors that accounted for those changes. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical financial information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs, and expected performance. These forward-looking statements are subject to known and unknown risks, uncertainties, and other factors, many of which may be outside the Company's control, that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed under the heading "Risk Factors" in the Company’s Registration Statement, as updated by the risk factors, if any, disclosed in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our future filings with the SEC. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. Except as required by law, we assume no obligation to update any forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in the forward-looking statements, even if new information becomes available in the future.
ADDITIONAL INFORMATION

The Company is subject to the reporting and information requirements of the Exchange Act and, as a result, is obligated to file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports and information with the SEC, as well as amendments to those reports. The Company makes these filings available free of charge through our website at https://www.standardnuclear.com as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC. The Company also uses its website as a means of disclosing material non-public information and to comply with our disclosure requirements under Regulation FD. Information on our website does not constitute part of this Form 10-Q. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy, and information statements, and other information regarding issuers that file electronically.

The Company has adopted a Code of Business and Ethics that applies to all directors, officers and employees of the Company. This Code is available on the Company’s website at https://www.standardnuclear.com. Any amendment to, or waiver of, this Code will be disclosed by the Company on this website.

Overview
Standard Nuclear, Inc. is a leading independent advanced nuclear fuel company and the only company in the United States with industrial-scale TRISO manufacturing facilities to date, based on our commercialized manufacturing capability supported by production-grade equipment, established processes, and facility infrastructure designed for sustained, high-throughput output and scalable expansion. We design, engineer, and manufacture advanced nuclear fuels with a primary focus on TRISO fuel that is utilized by Advanced Reactors, and we believe we are the only participant in the market that is currently positioned to be able to work with and develop fuel for any developer of an SMR, microreactor or other Advanced Reactor. As of the date of this

Table of Content
Quarterly Report, we operate the only dedicated, privately funded, industrial scale TRISO production line in the U.S. and are currently producing and shipping fuel for Advanced Reactor demonstrations scheduled for 2026, with additional TRISO production capacity expected to come online in late 2026.

We were incorporated on July 15, 2024, as an advanced nuclear fuel company focused on converting enriched uranium feedstock into highly engineered nuclear fuel products. Prior to our formation, we had no assets or operations.

Led by internationally recognized nuclear fuel expert Dr. Kurt Terrani, who serves as the Company’s President and Chief Executive Officer, the Company’s technical team leverages over 150 years of combined U.S. National Laboratory experience in the development, fabrication, and testing of advanced fuels, and many of the Company’s technical team members have previously held critical leadership roles in the DOE’s advanced gas reactor program, which established the modern TRISO fuel standard currently accepted by the NRC. We believe our elite technical team, which is capable of integrating the latest advancements in manufacturing, monitoring, and characterization technologies, together with our ownership and operation of facilities licensed for the large-scale manufacturing of TRISO-based fuels, makes us a leading nuclear fuel company capable of delivering advanced nuclear fuel to the growing industry.

We do not design, own or operate nuclear reactors. Instead, our nuclear fuel products are engineered to be compatible with a broad range of Advanced Reactor designs which use TRISO fuel, and can be used by reactor owners and operators, utilities, hyperscale data center operators, and domestic and international government entities that own or operate such reactors. We believe we are well positioned to capture a meaningful share of this market given our current and planned industrial-scale operating capacity, technology platform, secured licenses, and cost advantages derived from modular manufacturing architecture.

In addition, in general, we do not directly procure or source uranium for the nuclear fuel we manufacture. Our customers are generally responsible for procuring enriched uranium feedstock, which we then convert into nuclear fuel for our customers to use in their reactors for their various commercial needs. Our business model is based on long-term fuel supply arrangements under which our customers deliver feedstock to us and purchase finished fuel products, typically priced on a kgU basis and adjusted for enrichment level, final fuel form, and other specified requirements. We expect long-term unit economics to improve through automation, yield optimization, and replication of standardized fuel manufacturing modules that we have developed. We do not take direct commercial exposure to uranium price volatility, focusing instead on fabrication and fuel engineering services within the nuclear fuel value chain.

Fuel specifications are typically defined early in the reactor development process and require close coordination with our customers, resulting in structured commercial arrangements that may include Fuel Development Agreements and Fuel Sales Agreements with related non-refundable customer deposit arrangements entered into up to 24 months in advance of fuel delivery. In addition to the customer deposit payments required upon order, our Fuel Supply Agreements structure includes milestone-based payments throughout the process and off ramp payments should a customer chooses to cancel early. These payments are intended to support our engineering, qualification and production planning activities and we believe this commercial structure supports disciplined capacity planning and reduces demand uncertainty.

For the six months ended June 30, 2026, we primarily generated revenue from the conduct of our nuclear fuel manufacturing operations at our initial Oak Ridge facility, consisting of work performed for our customers under both fuel supply agreements and fuel development agreements. We also engaged in certain nuclear service support and consultation services, which did not generate any material revenue. For the six months ended June 30, 2025, we primarily generated revenue from the conduct of our nuclear fuel manufacturing operations at our initial Oak Ridge facility, consisting of work performed for our customers under fuel development agreements and research and development projects performed for U.S. government agencies. For the six months ended June 30, 2026, we also engaged in certain nuclear service support and consultation services, which did not generate any material revenue.

Table of Content
We are designated as a prime contractor to the DOE under an OTA, supporting advanced fuel development and availability of advanced fuel supply for Advanced Reactors. See “Business — Government Regulation and Nuclear Materials Compliance — Nuclear Safety Regulation under the DOE” in our Registration Statement for additional information.
We actively participate in federal HALEU supply-chain programs and maintain Qualified Supplier List (“QSL”) status with various commercial entities, federally funded research and development centers (“FFRDCs”) and other government-related agencies, enabling direct engagement on development, demonstration, and deployment programs.
USNC Asset acquisition
On November 21, 2024, we entered into an asset purchase agreement with USNC to acquire specific nuclear fuel-related assets (the “USNC Assets”). USNC had filed for Chapter 11 bankruptcy protection in October 2024, and the assets were acquired through a Section 363 auction process under the U.S. Bankruptcy Code.
Under an Asset Purchase Agreement, we purchased the USNC Assets on an as-is, where-is basis, free and clear of all liens, claims, and encumbrances, other than certain specified liabilities that we agreed to assume as described below. The purchase was approved by the United States Bankruptcy Court for the District of Delaware on December 19, 2024, and the acquisition closed on December 27, 2024.
The USNC Assets primarily consisted of advanced nuclear fuel-related intellectual property and know-how, design documentation and process technology applicable to the development of TRISO and related advanced fuels, certain contracts, records, and engineering data associated with USNC’s fuel development activities, and specified equipment, inventory, and related materials necessary for future production activities. The acquired assets support our strategy to develop, manufacture, and commercialize advanced nuclear fuel in the United States.
We only assumed limited and specific liabilities as a result of the acquisition of the USNC Assets, which was structured as an asset purchase and did not include the acquisition of, or assumption of the historical liabilities of, any entity. As a result, the only liabilities assumed by us as part of the asset acquisition were those that were specifically enumerated in the Asset Purchase Agreement and related schedules. The transaction was further structured to separate assets from obligations using two distinct contract categories:
•Assignable Contracts: We were under no obligation to take on any assignable contract and had the discretion to selectively assume only those contracts we deemed beneficial to benefit operation of the assets we purchased in the future. We chose to assume one contract related to the supply of industrial gases for our manufacturing operations, solely on a moving forward basis to support our manufacturing operations, which did not include the assumption of any material historical liabilities.
•Designated Contracts: The “Designated Contracts” described in the Asset Purchase Agreement were comprised of agreements determined by the parties to be of greater value in related to the purchased assets, consisting of those generating revenue, providing intellectual property rights, securing favorable partnerships, or securing critical feedstock. We pursued novation for the Designated Contracts that we selectively pursued for the benefit of our going-forward operation, which allowed us to establish new agreements for the Designated Contracts in our own name, without assuming any of USNC’s prior obligations under such agreements. Further, any cure costs associated with the assignment or novation of the initial Designated Contracts were borne by the seller.
While the Assignable Contracts and Designated Contracts reflected agreements that, at the time, we believed could be useful to our future business, none of the Assignable Contracts or Designated Contracts assumed, entered into or novated by the Company is material to our ongoing business or included any assumed historical liabilities of USNC under the applicable agreements.

Table of Content
As part of the acquisition, we also assumed the asset retirement obligations for the assets we acquired, but we did not assume any liabilities associated with USNC’s prepetition indebtedness, historical litigation, taxes, contracts other than Assignable Contracts or Designated Contracts (and then only to the extent described above), or employee expenses.

At the time of acquisition, there were no operations or development efforts related to the USNC Assets, which had been idle during the USNC bankruptcy process. Prior to bankruptcy, USNC had only used the assets to conduct research and development activities with a goal to eventually produce fuel to the exact technical specifications of its own nuclear reactor. Following the acquisition, our research and development activities are focused on developing a different production process that aligns with our strategy. The USNC Assets were primarily comprised of in-process research and development assets used for the development of a specific TRISO fuel particle specification and fully ceramic microencapsulated fuel form, which were each specifically designed and engineered for application in the micro modular reactor that was under development by USNC prior to its insolvency.
As we are not a nuclear reactor developer and did not acquire USNC Assets for the development of our micro modular reactor, the specific TRISO fuel form and related manufacturing process developed by USNC was not usable by us or for any of our target customers at the time. However, given our strategy as a reactor-agnostic nuclear fuel manufacturer that is able to produce TRISO fuel to meet any given customer’s specific needs and application, following the acquisition of the USNC Assets, which were originally developing a process for production of a specific fuel for a specific reactor end use, we further developed, modified and refined both the equipment and manufacturing processes we initially acquired to enable the modular manufacturing capability that advances our strategy of being able to produce a variety of TRISO-based fuel forms and specifications for a range of advanced nuclear power applications and customers. In addition, as part of the USNC bankruptcy proceedings, USNC’s assets relating to the development of modular reactor technologies were acquired by Nano Nuclear Energy Inc. (“Nano”), which continues to develop such reactor assets for use with TRISO based advanced fuels. We have since entered into non-binding memorandum of understanding (“MOU”) with Nano to consider arrangements pursuant to which we (including through our Joint Venture) would become a supplier of TRISO fuel to Nano for use in its reactor platforms.

We acquired the USNC Assets for a total cash purchase price of $32.9 million, paid at closing.

Recent Developments
IPO
On July 16, 2026, our Class A common stock began trading on the NYSE under the symbol “STDN”. On July 17, 2026, we closed our IPO for the issuance and sale of 10.0 million shares of Class A common stock at $15.00 per share, generating net proceeds of approximately $137.7 million, after deducting underwriting discounts, commissions, and offering expenses. This Quarterly Report on Form 10-Q is our first periodic report filed with the SEC following the IPO. See Note 14, Subsequent Events, for additional information. Our capabilities position us at the fuel manufacturing layer of the nuclear value chain, supporting Advanced Reactor developers and end customers with scalable domestic fuel supply solutions. Our disciplined, repeatable and reliable manufacturing process converts enriched uranium feedstock into finished fuel products in accordance with nuclear-grade safety, quality, and regulatory frameworks.
Commencement of operations and government support

In August 2025, we were selected as a supplier for the DOE Office of Nuclear Energy’s previously announced Fuel Line Pilot Program, and we entered into the OTA as a prime contractor to the DOE in September 2025 to build, operate, and commission advanced fuel fabrication facilities at our Oak Ridge facility

Table of Content
and Idaho facility. Additionally, the Fuel Line Pilot Program also directly supports DOE’s Reactor Pilot Program, which aimed to have at least three advanced reactor designs achieve criticality by July 4, 2026, and both pilot programs are intended to advance the implementation of executive orders designed to reform reactor testing and deploy nuclear technologies for national security.
In September 2025, we entered into the OTA with the DOE in an effort to bring privately funded advanced nuclear-fuel production infrastructure online in support of TRISO-fueled reactor demonstrations in 2026. Under the OTA, the Company transitioned key operational elements to be under DOE oversight, ensuring adherence to a rigorous regulatory framework. This enhanced oversight enabled a substantial increase in our TRISO fuel manufacturing throughput within our existing facilities.
In December 2025, we successfully received a shipment of HALEU feedstock at our facility in Oak Ridge, Tennessee. This shipment established us as the first company to both receive authorization by the DOE and to physically receive HALEU for production of advanced TRISO fuel, a key component for next-generation nuclear reactors. We believe the volume of material received is sufficient to position us to significantly contribute to the rapid deployment of new nuclear technology across the United States.
Partnership with Framatome
In September 2025, we established Standard Nuclear × Framatome LLC — a joint venture with Framatome that operates the Richland SN-F Facility. The Richland SN-F Facility benefits from our modular equipment while leveraging Framatome’s decades of experience in light-water reactor fuel production. By utilizing Framatome’s existing infrastructure and commercial relationships, Standard Nuclear × Framatome LLC can help integrate Standard Nuclear into an established global value chain. In September 2024, Framatome, the 10 CFR Part 70 licensee for the Richland, Washington SN-F facility, submitted a license amendment request to the NRC for approval to amend Framatome’s existing NRC license to permit the manufacturing of our advanced fuel products, including TRISO, at that facility. The LAR was approved by the NRC in June 2026 and the joint venture plans to commence manufacturing at the Richland SN-F Facility in 2027, pending equipment installation, qualification activities and readiness reviews.
Oklo, Inc. (“Oklo”) Memorandum of Understanding

On April 13, 2026, we entered into a non-binding MOU with Oklo, an advanced nuclear technology company, to explore commercial collaboration on nuclear fuel recycling and advanced fuel manufacturing. The MOU aligns with recent White House executive orders aimed at accelerating U.S. nuclear energy deployment and establishing domestic supplies of critical nuclear materials and fuel. Under the MOU, the collaboration would focus on the supply of reprocessed uranium and uranium-transuranic material streams from used nuclear fuel, which could serve as feedstock for our TRISO fuel manufacturing.

In addition, the MOU establishes a framework for the companies to collaboratively explore the responsible use of U.S. surplus plutonium for advanced reactor fuel, following both companies’ selection by the DOE for advanced negotiations under the Surplus Plutonium Utilization Program. The companies intend to evaluate opportunities to collaborate on shared facilities, licensing, packaging, and transportation to support secure, cost-effective conversion of surplus plutonium into advanced reactor fuel for clean, baseload electricity.

The MOU is generally non-binding, other than certain customary provisions relating to confidentiality and fees and expenses, among other things, and does not create any obligation on either party to enter into any definitive agreement or to consummate any transaction. There can be no assurance that the collaboration contemplated by the MOU will result in definitive agreements or generate revenue.

Table of Content
First Commercial TRISO Delivery with HALEU Feedstock

In June 2026, we completed our first commercial delivery of approximately 100 lbs. (50 kgU) of TRISO fuel with HALEU feedstock to Radiant, a leading developer of advanced nuclear technologies, at the National Reactor Innovation Center’s Demonstration of Microreactor Experiments (DOME) facility located at Idaho National Laboratory. After quarter end, the Company delivered the remainder of the TRISO fuel for the core. The TRISO fuel was fabricated to Radiant’s specifications and is expected to be used to power Radiant’s Kaleidos reactor to conduct a full-power, full-temperature test during the second half of 2026.

Acquisition of Real Property

On July 21, 2026, Standard Property Holdings I, LLC completed the acquisition of real property located at 100 Europia Avenue, Oak Ridge, Tennessee, consisting of land and an existing building, from 100 Heritage Center, LLC, an unaffiliated third party, for a contract purchase price of $5.5 million. The transaction was funded with cash on hand and was not financed with mortgage or other third-party debt. After giving effect to a $0.2 million earnest money deposit previously paid, the Company paid approximately $5.3 million in cash at closing.
Fuel Supply Agreement

On August 20, 2026, Radiant Industries, Inc. and the Company entered into a definitive fuel supply agreement for the supply of multi-metric tons of TRISO fuel, converting into definitive form a binding term sheet executed in May 2026, as amended, for the fabrication and delivery of HALEU TRISO fuel to be delivered through 2031. Because the binding term sheet was executed during the second quarter, the firm commitment and optional amounts were already reflected in Funded Backlog and Purchase Options Under Executed Contracts as of June 30, 2026, and the execution of the definitive agreement did not increase Total Contract Backlog.

On August 26, 2026, we entered into a fuel supply agreement with Antares Nuclear, Inc. (“Antares”) for the fabrication and delivery of one MTU (1,000 kgU) of HALEU TRISO fuel, with an option for Antares to purchase up to seven additional MTU (7,000 kgU). Antares is required to take delivery of the firm quantity by December 31, 2030. The option is exercisable in one MTU increments by written notice no later than December 31, 2027, with deliveries of exercised quantities beginning as early as 2028. If all seven optional MTU are exercised, the full eight MTU would be under firm commitment by December 31, 2027, and the agreement permits delivery of the full quantity on or before December 31, 2030. The agreement establishes contractual pricing for optional quantities, with fixed pricing through 2030 and a stated target price subject to a floor and ceiling thereafter. The agreement superseded a non-binding arrangement reflected in Unfunded Backlog as of June 30, 2026; giving effect to the agreement, the firm quantity is included in Funded Backlog and the optional quantities in Purchase Options Under Executed Contracts in the pro forma amounts presented above.

Trends and Key Factors Affecting Our Performance
Our results of operations, cash flows and capital requirements have been and are expected to continue to be affected by the timing of our facility commissioning and production ramp-up, the timing of customer program execution and revenue recognition, the availability of feedstock, the timing and level of government-supported program activity, and the pace at which we expand our manufacturing capabilities. Because we were incorporated in July 2024, acquired the USNC Assets in December 2024 and began initial revenue-generating activities in 2025, our historical results are not necessarily indicative of future performance.

Table of Content
Facility commissioning and production ramp-up
Our near-term growth depends on our ability to commission, qualify and expand operations at our Oak Ridge facility and our SN-ID facility and to bring additional manufacturing capacity online in accordance with our operating plan. The timing of facility readiness, throughput increases, process yields and workforce ramp-up will affect the timing of revenue generation, our operating costs and our margin profile. Delays in commissioning, lower-than-expected yields or slower-than-expected capacity expansion could defer revenue, increase costs and require additional capital.
On July 22, 2026, the Company announced construction is substantially complete for SN-TN and for SN-ID, two new identical facilities capable of collectively adding up to 5 MTU per year of additional TRISO production capacity once fully scaled, with the facilities initially expected to provide up to 1 MTU of additional annual capacity each. The company expects start-up, commissioning, and licensing activities continuing to advance for both facilities in the coming months. In parallel with these construction milestones, Standard Nuclear has received approval of Preliminary Documented Safety Analyses (PDSAs) for both of these nuclear facilities from the DOE. Once fully authorized by the DOE, these fuel lines are intended to operate as Hazard Category 2 (HC-2) nuclear facilities.

DOE OTA and government-supported development
In September 2025, we entered into the OTA with the DOE to build, operate and commission advanced fuel fabrication facilities at our Oak Ridge and Idaho facilities. The timing and amount of funding, milestone achievement, required expenditures and any company cost-share or other performance obligations under the OTA may materially affect our results of operations, liquidity and capital requirements. In addition, the OTA may be terminated by either party upon 30 days’ written notice. Any modification, delay or termination of the OTA could adversely affect our operating plan and increase our liquidity needs, particularly to the extent we have incurred or committed expenditures in anticipation of program activity.

Regulatory approvals and facility readiness
Our business is subject to DOE and NRC regulatory requirements. The timing of regulatory approvals, license amendments and facility qualification activities, including those relating to our planned operations at the Richland SN-F facility, may affect when we are able to commence or expand revenue-generating activities. For example, currently, the primary constraint on our ability to further scale our production operations is obtaining the regulatory authorizations required to commission and operate additional production facilities and install incremental modular processing equipment, together with completion of associated safety reviews and operational approvals. While our existing Oak Ridge SN-0 pilot facility is authorized to possess and process meaningful quantities of enriched uranium feedstock, future capacity expansion is expected to occur principally through our other facilities. Delays in any such approvals or activities could increase pre-operating and compliance costs, delay revenue and increase our capital requirements.

Feedstock availability
Our ability to perform under customer arrangements depends in part on the availability and timely receipt of enriched uranium feedstock from our customers, including HALEU where applicable. Although we received a shipment of HALEU feedstock in December 2025, future operations will continue to depend on customer procurement, supply availability, regulatory authorization and transportation of feedstock to us. Constraints or delays in feedstock availability could delay production, defer revenue recognition and reduce capacity utilization.

Table of Content
Customer programs, deposits and revenue timing
Our customer arrangements may include fuel development and fuel supply agreements, each of which may include milestone-based payments, and non-refundable deposits related to customers’ fuel supply commitments. As a result, the timing of cash receipts may differ from the timing of revenue recognition, and our period-to-period results may fluctuate based on program timing, milestone achievement and delivery schedules. Our future operating results will also depend on the mix of revenue derived from our fuel development work, commercial fuel sales, specialty material supply arrangements and government-related projects, which may have different margin and working capital characteristics.
Entry into new customer commitments and increased Total Contract Backlog

Total Contract Backlog grew to $241.5 million at June 30, 2026 from $91.3 million at March 31, 2026, and to $576.9 million giving effect to the fuel supply agreement entered into in August 2026. Over the same period, Funded Backlog grew from $8.2 million to $61.9 million and, giving effect to the August 2026 fuel supply agreement, to $119.3 million.

The growth reflects the conversion of previously disclosed Qualified Pipeline opportunities into executed contracts, together with the execution of definitive agreements against arrangements that were previously non-binding. The Company continues to pursue a Qualified Pipeline of prospective fuel orders under negotiation, directly and through its joint venture with Framatome.

As of the date of this Quarterly Report, the Company's Qualified Pipeline of prospective fuel orders in active discussion is approximately $696.3 million, compared to approximately $986.3 million at June 30, 2026. Accordingly, the approximately $290 million decrease in Qualified Pipeline primarily reflects the conversion of Qualified Pipeline opportunities into executed contracts rather than a reduction in prospective demand. Over the same period, Total Contract Backlog increased by $335.4 million. Together, Total Contract Backlog and Qualified Pipeline represent approximately $1.3 billion of the Company’s estimated serviceable addressable market of $3.2 billion through 2030. The Qualified Pipeline is not included in Total Contract Backlog, and the serviceable addressable market estimate is inclusive of, and not incremental to, Total Contract Backlog and Qualified Pipeline. See also Recent Developments - Fuel Supply Agreement.

Future expansion and manufacturing economics
We expect our future performance to depend on our ability to improve throughput, yield and capacity utilization and to scale manufacturing efficiently. Our results may also be affected by expenditures associated with future expansion activities, including our planned Tennessee, Idaho and Richland-related operations. If we are unable to achieve expected operating efficiencies or if expansion activities are delayed or more costly than expected, our margins, cash flows and capital requirements could be adversely affected.

Components of Results of Operations
Revenue. For the six months ended June 30, 2026, we primarily generated revenue from the conduct of our nuclear fuel manufacturing operations at our initial Oak Ridge facility, consisting of work performed for our customers under fuel supply agreements, fuel development agreements, and research and development projects performed for U.S. government agencies.
Cost of Revenue. We incur costs related to our the services we provide for our customers. These costs include labor and other employee related costs, materials and certain consulting costs in support of these services.
General and administrative costs. General and administrative costs primarily consist of personnel-related costs, including salaries, benefits, and share-based compensation costs, for executive leadership and

Table of Content
employees in legal, finance, accounting, operations, human resources, information technology, and other administrative functions. In addition, these expenses include allocated facility costs and costs of consultants and advisors. General and administrative costs are expensed as incurred.
Research and Development expenses. Research and development expenses largely represent personnel and materials costs. Ongoing research and development costs are expensed as incurred. Development costs are recognized as assets when we can demonstrate technical feasibility and that the asset will generate probable future economic benefits. There were no research and development expenses in the six months ended June 30, 2025.

Income tax expense (benefit). The provision for income taxes represents income taxes for the current year plus the change in deferred taxes during the year. The Company has not recorded any income tax expense (benefit).
Results of Operations
Amounts presented in this section are rounded to the nearest $0.1 million. Individual components may not sum to totals due to rounding.

For the three months ended June 30, 2026, our activity was primarily focused on work performed for our customers under fuel development agreements and scaling to meet our customers’ demands for TRISO fuel. Our expenditures for the three months ended June 30, 2026, included, but were not limited to:
•General and administrative costs of $5.5 million primarily due to share-based compensation expense, third-party consulting fees and personnel costs.
•Cost of revenue of $1.6 million related to TRISO fuel produced and services provided to our customers.
•Share-based compensation expense of $1.7 million classified as General and Administrative costs and $0.5 million classified as a Cost of revenue.

For the three months ended June 30, 2025, we were scaling our operation to meet the requirements of our new contracts with customers and U.S. government agencies. The expenditures for the three months ended June 30, 2025, include, but were not limited to:
•General and administrative costs equaling $1.0 million primarily due to personnel costs, legal and professional fees.
•Cost of revenue of $1.2 million primarily due to work performed on newly signed customer contracts.

Table of Content
Comparison of Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025

The following table sets forth the components of our Consolidated Statements of Operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025

Product Revenue	$3,100,000	$—
Service Revenue	1,635,791	552,939
Total Revenue	4,735,791	552,939
Cost of Revenue	1,552,797	1,182,689
Gross Profit (Loss)	3,182,994	(629,750)
General and administrative costs	5,520,577	1,007,727
Research and development expenses	1,957,895	—
Loss from operations	(4,295,478)	(1,637,477)
Other expense (income):
Interest income	(877,693)	—
Other expense (income)	—	(9,542)
Loss before income tax benefit	(3,417,785)	(1,627,935)
Income tax benefit	—	—
Net loss	$(3,417,785)	$(1,627,935)
Weighted average common shares outstanding – basic and diluted	28,001,802	28,000,000
Basic and diluted net loss per share	$(0.12)	$(0.06)

Revenue
Revenue increased to $4.7 million for the three months ended June 30, 2026, compared to $0.6 million for the three months ended June 30, 2025. The $4.1 million increase in revenue primarily reflects $3.1 million of product revenue related to deliveries of TRISO under one fuel supply agreement including the Company’s first commercial delivery and an increase in work performed under fuel development contracts and research and development projects performed for U.S. government agencies. See also Note 2 — Revenue Recognition, in our Consolidated Financial Statements for additional discussion.

Cost of Revenue
Cost of revenue increased to $1.6 million for the three months ended June 30, 2026, compared to $1.2 million for the three months ended June 30, 2025. The increase reflects the scale-up of production operations at SN-0 as the Company qualified processes and manufactured its first commercial core. The $0.4 million increase comprised a number of individually smaller items, the largest of which was an increase in share-based compensation expense.

Gross Profit (Loss)

Gross profit was $3.2 million for the three months ended June 30, 2026, compared to a gross loss of $0.6 million for the three months ended June 30, 2025. This marked the Company’s first quarter of gross profit, reflecting its first commercial product deliveries.

Table of Content

General and Administrative Costs

General and administrative costs increased to $5.5 million for the three months ended June 30, 2026, compared to $1.0 million for the three months ended June 30, 2025. The $4.5 million increase was primarily attributable to a $1.6 million increase in share-based compensation expense, a $1.5 million increase in third-party consulting fees related to the Company’s transition to a public company, and a $1.4 million increase in payroll and related benefit costs. These increases reflect the build-out of the internal infrastructure required to operate as a public company, including the addition of finance, accounting, legal and compliance capability, incurred in advance of scalable commercial deployment.

Research and Development Expenses

Research and development expenses were $2.0 million for the three months ended June 30, 2026, compared to no research and development expenses for the three months ended June 30, 2025. The expenses consists of internal labor and process engineering work to establish and qualify the manufacturing processes required to bring SN-TN and SN-ID into commercial production, including the preparation of the facilities' licensing and authorization deliverables required under the Company's OTA with the Department. This work supported the Department's approval of the Preliminary Documented Safety Analysis for both facilities and the commencement of Final Documented Safety Analysis preparation at each site, ahead of the Department's readiness review. This investment underpins the Company's replicable facility model, which is designed to bring a standard production facility online in approximately 11 months and to reduce the time and cost of each subsequent increment of capacity.

Loss from Operations

Loss from operations was $4.3 million for the three months ended June 30, 2026, compared to $1.6 million for the three months ended June 30, 2025. The $2.7 million increase reflects $6.5 million of incremental general and administrative costs and research and development expenses, consisting of the public company infrastructure build-out and the process qualification work required to authorize SN-TN and SN-ID, and a $0.4 million increase in cost of revenue, partially offset by a $4.1 million increase in revenue. This spending was incurred ahead of the production revenue the two new facilities are expected to generate upon receipt of an authorization to operate.

Income Tax Benefit

The Company recorded no Income tax benefit or expense for three months ended June 30, 2026 and the three months ended June 30, 2025.

Net Loss and Net Loss per Share

Net loss was $3.4 million, or $(0.12) per share, for the three months ended June 30, 2026, compared to $1.6 million, or $(0.06) per share, for the three months ended June 30, 2025, an increase of $1.8 million. The increase reflects a $4.5 million increase in general and administrative costs, $2.0 million of research and development expenses and a $0.4 million increase in cost of revenue, partially offset by a $4.1 million increase in revenue and a $0.9 million favorable change in other income, net. Net loss decreased sequentially to $3.4 million in the second quarter of 2026 from $7.7 million in the first quarter of 2026, primarily reflecting the Company’s first commercial product revenue.

Per share amounts are based on weighted average shares outstanding of 28,001,802 for the three months ended June 30, 2026, which reflect the Company's pre-IPO capital structure. In connection with the initial public offering, all outstanding shares of preferred stock converted into common stock, and the Company issued 10.0 million shares of Class A common stock in the offering. As a result, approximately 154.3 million shares of

Table of Content
common stock were outstanding following the offering. Per share amounts for periods presented are therefore not comparable to periods following the offering.

Comparison of Six Months Ended June 30, 2026 to Six Months Ended June 30, 2025
The following table sets forth the components of our Consolidated Statements of Operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Product Revenue	$3,101,741	$—
Service Revenue	2,227,852	930,865
Total Revenue	5,329,593	930,865
Cost of Revenue	6,558,803	2,339,637
Gross Loss	(1,229,210)	(1,408,772)
General and administrative costs	9,352,625	1,642,494
Research and development expenses	1,957,895	—
Loss from operations	(12,539,730)	(3,051,266)
Other expense (income):
Increase in fair value of SAFE Notes	—	7,725,000
Gain on extinguishment of debt	—	(853,000)
Interest income	(1,406,994)	—
Other expense (income)	—	(9,542)
Loss before income tax benefit	(11,132,736)	(9,913,724)
Income tax benefit	—	—
Net loss	$(11,132,736)	$(9,913,724)
Weighted average common shares outstanding – basic and diluted	28,000,906	28,000,000
Basic and diluted net loss per share	$(0.40)	$(0.35)

Revenue
Revenue increased to $5.3 million for the six months ended June 30, 2026, compared to $0.9 million for the six months ended June 30, 2025. The $4.4 million increase in Revenue was related to product revenue related to deliveries of TRISO under one fuel supply agreement, including the Company's first commercial delivery as well as increased work on customer fuel development contracts and projects performed for U.S. government agencies. See also Note 2 — Revenue, in our Consolidated Financial Statements for additional discussion.
Cost of Revenue
Cost of revenue increased to $6.6 million for the six months ended June 30, 2026, compared to $2.3 million for the six months ended June 30, 2025. The increase in cost of revenue was driven by growth in the Company's business operations reflecting the scale-up of production operations as the Company qualified processes and manufactured its first commercial core. The $4.3 million increase was primarily attributable to a $2.1 million increase in production supplies and facility-related costs, a $0.7 million increase in payroll and related benefit costs, a $0.9 million increase in share-based compensation expense, and a $0.6 million increase in engineering and related consulting fees.

Table of Content
Gross Loss

Gross loss was $1.2 million for the six months ended June 30, 2026, compared to a gross loss of $1.4 million for the six months ended June 30, 2025. Gross loss for the six months ended June 30, 2026 includes first quarter costs for process qualification and production scale-up, without corresponding commercial product deliveries.

General and Administrative Costs

General and administrative costs increased to $9.4 million for the six months ended June 30, 2026, compared to $1.6 million for the six months ended June 30, 2025. The $7.8 million increase was primarily attributable to a $2.6 million increase in share-based compensation expense, a $2.6 million increase in third-party consulting fees related to the Company’s transition to a public company, a $2.0 million increase in payroll and related employee benefit costs, and a $0.6 million increase in other costs, including franchise and other taxes, marketing, information technology, travel, investor relations, and business development. These increases reflect the build-out of the internal infrastructure required to operate as a public company across the finance, accounting, legal and compliance functions, incurred in advance of scalable commercial deployment.

Research and Development Expenses

Research and development expenses were $2.0 million for the six months ended June 30, 2026, compared to no research and development expenses for the six months ended June 30, 2025. The expense reflects investment in establishing and qualifying the manufacturing processes required to bring SN-TN and SN-ID into commercial production, including internal labor incurred in preparing the facility licensing and authorization deliverables required under the Company's OTA with the Department. This investment underpins the Company's replicable facility model, which is designed to bring a standard production facility online in approximately 11 months.

Loss from Operations

Loss from operations was $12.5 million for the six months ended June 30, 2026, compared to $3.1 million for the six months ended June 30, 2025. The $9.4 million increase was primarily attributable to a $7.8 million increase in general and administrative costs, $2.0 million of research and development expenses and a $4.3 million increase in cost of revenue, partially offset by a $4.4 million increase in revenue. These costs reflect the scale-up of production operations at SN-0 in support of the Company's first commercial deliveries, the process qualification work required to authorize SN-TN and SN-ID, and the build-out of public company infrastructure, each incurred ahead of the production revenue the Company's new facilities are expected to generate.

Income Tax Benefit

The Company recorded no Income tax benefit or expense for the six months ended June 30, 2026 and the six months ended June 30, 2025.

Net Loss and Net Loss per Share

Net loss was $11.1 million, or $(0.40) per share, for the six months ended June 30, 2026, compared to $9.9 million, or $(0.35) per share, for the six months ended June 30, 2025, an increase of $1.2 million. The increase in net loss reflects a $9.4 million increase in loss from operations, driven by higher cost of revenue, general and administrative costs, and research and development expenses, substantially offset by an $8.3 million favorable change in other income (expense), net attributable to non-operating charges recognized in the prior-year period that did not recur.

Table of Content
Per share amounts are based on weighted average shares outstanding of 28,000,906 for the six months ended June 30, 2026, which reflect the Company's pre-IPO capital structure and are not comparable to periods following the initial public offering, after which approximately 154.3 million shares of common stock were outstanding.

Key Performance Indicators

In managing our business, our management regularly reviews certain Key Performance Indicators (“KPIs”), to evaluate our operations, guide decision-making, and measure progress. We utilize a variety of operational metrics to understand growth and ultimately drive profitability.

• Total Contract Backlog:

•Funded Backlog represents contracted fuel sales under binding commitments or agreements with firm delivery obligations, providing direct visibility into near-term revenue. Funded Backlog is presented net of revenue recognized and is reduced as the Company performs and delivers under its contracts.
•Purchase Options under Executed Contracts represents contractually granted but unexercised customer options. Exercise is at the sole discretion of the customer, and these amounts are not reflected in the Company’s financial statements until exercised.
•Unfunded Backlog represents the dollar value of intended fuel sales under memoranda of understanding, non-binding framework agreements or non-binding term sheets, and letters of intent. Certain Unfunded Backlog is associated with Fuel Development Agreements that include nominal deposits to reserve production queue position.
•Qualified Pipeline represents vetted potential sales opportunities not yet subject to executed agreements. These represent non-binding indications of interest and remain subject to negotiation of commercial terms and other conditions. Qualified Pipeline is not included in Total Contract Backlog.

• Fuel/TRISO production capacity

• Throughput capacity. We report on both (i) Module Throughput Capacity and (ii) Building Throughput Capacity. Module Throughput Capacity represents the annualized TRISO fuel throughput production capacity (in MTU/yr) for which production lines are installed and available for commercial production at any of our nuclear fuel manufacturing facilities. We also report Building Throughput Capacity, which represents the maximum annualized TRISO fuel throughput production capacity (in MTU/yr) that our existing constructed facilities could accommodate if all available modular production line positions within such facilities were installed and operational, based on our current process yield.

• Process yield %. Process yield is measured and reported across our overall manufacturing process that comprises a series of batch process steps and reflects realizable throughput from each individual processing cycle for our TRISO fuel. Our manufacturing process is designed to recycle substantially all intermediate material that does not meet specification at any given stage of a processing cycle, to recover the input feedstock, which is then processed through additional cycles until it meets specification. As such, the feedstock enriched uranium input is expected to be substantially fully converted to finished TRISO fuel output over the course of the overall production cycle, with minimal material waste. Process yield is a key operating KPI for any TRISO production line and ultimately drives cost per kgU of fuel produced and effective throughput production capacity.

Table of Content
• Regulatory Milestones:

• Nuclear Facility License status. Represents authorization status for each of our nuclear facilities that may be under DOE (10 CFR Part 830) or NRC (10 CFR Part 70) jurisdiction to possess and process special nuclear material ("SNM") that will be low enriched uranium ( < 20% U-235). These will include either application status (i.e., in preparation or in progress for each stage of the license) or authorization approved.

• Fuel Transportation Package License Status. This metric represents the status of open matters and review schedules under each regulatory docket applicable to packaging and transportation of SNM. While our core business is processing enriched uranium feedstock into advanced fuel, transportation of the feedstock and finished fuel form to and away from our nuclear facilities is an essential process. We track docket status for this specific area in addition to the license status for our nuclear facilities to maintain visibility into regulatory friction, potential delays, and expected timeline for resolution of pending matters that could affect receipt of feedstock or delivery of fuel to customers.

The table below summarizes Total Contract Backlog and Qualified Pipeline:

($ in millions)	March 31, 2026	June 30, 2026	August 26, 2026

Funded Backlog	$8.2	$61.9	$119.3
Purchase Options under Executed Contracts	0.0	156.5	443.5
Unfunded Backlog	$	23.1	14.1
Total Contract Backlog	$91.3	$241.5	$576.9
Qualified Pipeline	573.0	986.3	696.3
Total Contract Backlog and Qualified Pipeline	$664.3	$1,227.8	$1,273.2

The table below details our Production Capacity as of June 30, 2026:

Fuel/TRISO Production Capacity
Module Throughput Capacity	0.5 MTU/y(l)
Building Throughput Capacity	3.0 MTU/y(2)
Process Yield %	63.3(3)

(1) Reflects the current authorized and operational throughput capacity of the Oak Ridge SN-0 facility, which is operational today under DOE authorization and supports the Company's current commercial fuel manufacturing activities.
(2) Reflects 0.5 MTU of throughput capacity at SN-0 (operational) plus 2.5 MTU of maximum throughput capacity at the Oak Ridge SN-TN facility, which is expected to commence operations in the second half of 2026. Building Throughput Capacity for any facility represents the total anticipated throughput capacity of the modular production lines the facility's physical footprint can accommodate, not lines currently installed.
(3) Process Yield % reflects a comprehensive, blended yield across the Company's overall TRISO manufacturing process, which is comprised of multiple discrete processing steps. Yield performance varies by step; for example, the Company's TRISO coating step currently achieves a yield of approximately 95%-97%.

Table of Content
Regulatory Milestones - Nuclear Facility License Status

Project	Licensor	Licensee	License Pathway	License Status	Target Approval
SN-0	DOE	SN	10CFR830	Operational	—
SN-TN	DOE	SN	10CFR830	In progress	Q4 2026
SN-ID	DOE	SN	10CFR830	In progress	Q4 2026
SN-F	NRC	Framatome	10CFR70 (LAR)	Approved	—
SN-TN Transition (DOE to NRC)	NRC	SN	10CFR71	Engagement Plan submitted	—

Regulatory Milestones - Fuel Transportation Package License Status

Project	Licensor	Licensee	License Pathway	Docket Status	Target Approval
SNFC (Standard Nuclear Fuel Container)	NRC	SN	10CFR71	In progress	Q4 2028
SFFC (Standard Nuclear Fresh Fuel Container)	NRC	SN	10CFR71	In progress	Q1 2029

Liquidity and Capital Resources
As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $102.2 million and $63.1 million, respectively. Since inception, we have financed our operations primarily through equity financings, SAFE issuances, customer payments under fuel development and fuel supply agreements. Our principal uses of cash have been the continuing build-out and commissioning of our Oak Ridge and Idaho facilities, personnel-related costs, professional fees and other general corporate expenditures.
We are in the early stages of commercializing our advanced nuclear fuel manufacturing platform, and our historical operating losses and cash flows are not necessarily indicative of future cash requirements. Our future liquidity needs will depend on, among other things, the pace of commissioning and scaling our Oak Ridge facility, the timing and amount of expenditures for our Oak Ridge SN-TN and Idaho facilities under the DOE OTA, the timing of any capital contributions or other funding obligations associated with the Joint Venture and the Richland SN-F Facility, the level and timing of customer deposits, milestone payments under fuel development, and payments under fuel sales agreements, the pace of hiring and related payroll costs, regulatory and compliance expenditures, capital expenditures for manufacturing equipment and facility improvements, and the timing of revenue generation from commercial and government programs.
Short-Term Liquidity
We believe that our existing cash and cash equivalents, together with expected cash receipts from customer deposits, milestone-based payments under existing commercial arrangements, revenue from operations, together with the net proceeds from our IPO completed in July 2026, will be sufficient to meet our known material cash requirements for at least the next 12 months. This assessment is based on our current operating plan, which includes continued commissioning and throughput expansion at our facilities, ongoing hiring to support manufacturing, engineering, quality, regulatory and administrative functions, continued research and development activities, and expenditures associated with our obligations under the DOE OTA.

Table of Content
Our expected short-term material cash requirements primarily consist of:
•operating expenditures required to support our existing Oak Ridge operations, including payroll and related personnel costs, materials, utilities, occupancy, insurance, and professional fees;
•capital expenditures for facility commissioning, manufacturing equipment, process modules and related infrastructure at our facilities;
•expenditures to advance our Oak Ridge SN-TN and Idaho facilities under the DOE OTA;
•potential capital contributions or other funding obligations associated with the Joint Venture;
•regulatory, safety, quality assurance and compliance expenditures required to maintain and expand operations in regulated nuclear environments;
•payments associated with purchase commitments and other contractual arrangements, to the extent applicable;
•expenditures associated with customer program execution, including engineering, qualification, development and production planning activities; and
•working capital needs, including the timing of receivables, equipment, payables, customer deposits and milestone payments.
As of June 30, 2026, we did not have any committed revolving credit facilities or other committed third-party debt financing arrangements. We had no unused committed sources of liquidity as of June 30, 2026.
Long-Term Liquidity
Beyond the next 12 months, our liquidity requirements will depend largely on the timing and scale of our expansion activities and commercialization efforts. We expect to continue to incur significant expenditures as we expand annual TRISO production capacity, including investments in manufacturing modules and facility infrastructure, additional hiring, qualification and regulatory activities, and potential funding obligations related to the Richland SN-F Facility and our other planned facilities. We continue to explore opportunities to invest in research and development and process optimization to support customer programs and broader commercialization of our nuclear fuel products.
We may require additional capital to support our long-term growth strategy, including expansion of our Oak Ridge and Idaho operations, development of additional manufacturing capability, and support for future commercial fuel delivery obligations. Our ability to meet these longer-term liquidity needs will depend on our ability to generate cash from operations, continue to obtain customer deposits and milestone payments under commercial agreements, and, if needed, access the capital markets or other financing sources on acceptable terms. There can be no assurance that additional capital will be available when needed or on terms acceptable to us.
Material Cash Requirements
Our material cash requirements as of June 30, 2026 include both contractual and other obligations arising in the ordinary course of business and through the execution of our growth strategy. These requirements include:
•expenditures to commission, operate and expand our Oak Ridge facility;
•expenditures to build, operate and commission the facilities contemplated by the DOE OTA, including our Oak Ridge SN-TN and Idaho facilities;
•potential capital contributions, equipment commitments or other funding obligations associated with the Joint Venture and the Richland SN-F Facility;

Table of Content
•lease payments and other facility-related commitments;
•purchase obligations for equipment, specialized materials, services and infrastructure necessary to support current and planned manufacturing capacity;
•payroll and related personnel costs associated with the expansion of our workforce;
•regulatory, quality assurance, environmental, health and safety and other compliance-related expenditures;
•obligations associated with our asset retirement obligation; and
•working capital requirements associated with the execution of fuel development agreements, fuel sales agreements and government-related projects.
Sources of Liquidity
Our primary internal sources of liquidity are cash on hand, cash generated from operating activities, customer deposits and milestone payments under our commercial agreements, and cash receipts generated from government and commercial project work. Our customer arrangements are structured to include deposits upon order, milestone-based payments during execution and, in some instances, penalty payments for early cancellation, which we believe support disciplined capacity planning and reduce demand uncertainty.
Our primary external sources of liquidity have been proceeds from the issuance of SAFEs and preferred stock financings, as well as proceeds from our IPO. During the fourth quarter of 2024, we raised $33.5 million in gross proceeds through SAFE investments. In February 2025, we completed our Series Seed preferred stock financing, generating gross proceeds of approximately $10.0 million, and our outstanding SAFEs converted into Series Seed-1 preferred stock in connection with that financing. In August 2025, we completed our Series A preferred stock financing, generating gross proceeds of approximately $70.0 million. In January 2026, we completed our Series A-2 preferred stock financing, generating gross proceeds of approximately $70.0 million, which we intend to use to expand annual TRISO production. In July 2026, we completed our IPO, generating net proceeds of approximately $137.7 million, after deducting underwriting discounts, commissions, and offering expenses. In connection with the offering, all of our outstanding redeemable convertible preferred stock converted into Class A common stock.
As of June 30, 2026, we had no outstanding indebtedness other than ordinary-course obligations.
Ability to Meet Capital Requirements
We believe our existing cash and cash equivalents, together with anticipated operating cash receipts, customer deposits and milestone payments, and the proceeds from our IPO and Series A-2 financing, will be sufficient to meet our expected operating and capital requirements for the foreseeable future, including at least the 12 months following the date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors, including the timing of facility commissioning, progress under the DOE OTA, regulatory developments, the timing of NRC-related approvals affecting the Richland SN-F Facility, customer demand, the level of customer prepayments, and broader market and financing conditions. As a result, we may seek additional capital through equity financings, debt financings, or other strategic transactions.
Common stock
Series Seed Preferred Stock Financing
On February 13, 2025, we entered into a Series Seed Preferred Stock Purchase Agreement, pursuant to which we issued shares of Series Seed Preferred Stock at a purchase price of $1.00 per share. Under the agreement, investors purchased an aggregate of 9,999,994 shares of Series Seed Preferred Stock, resulting in total gross proceeds of approximately $10.0 million.

Table of Content
Additionally, in 2024, we raised $33.5 million in gross proceeds from various investors pursuant to SAFE investments. Accordingly, the SAFEs automatically converted into 65,000,000 shares of Series Seed-1 Preferred Stock in connection with the Series Seed Preferred Stock financing. Additionally, we issued a lawful refund to one investor who rescinded the $1.0 million investment.
Series A Preferred Stock Financing
On August 14, 2025, we entered into a Series A Preferred Stock Purchase Agreement, pursuant to which we issued Series A Preferred Stock at a purchase price of $2.5976 per share. Under the agreement, investors purchased an aggregate of 26,948,464 shares of Series A Preferred Stock, resulting in total gross proceeds of approximately $70.0 million.
Series A-2 Preferred Stock Financing
On January 23, 2026, we entered into a Series A-2 Preferred Stock Purchase Agreement, pursuant to which we issued Series A-2 Preferred Stock at a purchase price of $4.932 per share. Investors purchased an aggregate of 14,193,030 shares of Series A-2 Preferred Stock, resulting in total gross proceeds of approximately $70.0 million. The Company intends to use the proceeds from this financing to expand annual TRISO production.
IPO

On July 16, 2026, the Company's Class A common stock began trading on the New York Stock Exchange under the symbol "STDN," and the offering closed on July 17, 2026. The offering consisted of the issuance and sale of 10.0 million shares of Class A common stock at a public offering price of $15.00 per share, resulting in estimated net proceeds to the Company of approximately $137.7 million, after deducting underwriting discounts, commissions, and offering expenses. See Note 14, Subsequent Events, in our Consolidated Financial Statements included in Part I of this Quarterly Report for additional discussion.

Immediately prior to the completion of the IPO, the Company had 132,604,428 shares of Class A common stock outstanding and 11,578,308 shares of Class B common stock outstanding. Class A common stock included the conversion of all 116,141,488 outstanding shares of the Company's redeemable convertible preferred stock into 116,141,488 shares of Class A common stock. Class A common stock also included the conversion of 7,876,000 shares of the Company’s Class B common stock, not beneficially owned by Mr. Hendrix, into Class A common stock, pursuant to the Class B Conversion. In addition, pursuant to the Class B Stock Exchange, all 5,824,308 outstanding shares of Class A common stock beneficially owned by Standard Nuclear Trust were exchanged for an equivalent number of newly issued shares of Class B common stock. The Company also entered into the Class B Equity Exchange Agreement with Thomas Hendrix, the Company's Founder and Executive Chairman, which grants Mr. Hendrix the right to require the Company to exchange up to an aggregate of 4,194,545 shares of Class A common stock (consisting of shares subject to his equity awards and shares he may receive in a distribution of up to 1,459,858 shares from Decisive Point Group, LLC, of which Mr. Hendrix is a member) for an equivalent number of shares of Class B common stock. All other outstanding shares of Class B common stock converted to Class A common stock.
Cash Flows
The following table summarizes our cash flows and cash and cash equivalents, for the periods indicated:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change
Net cash flows provided by (used in) operating activities	$(10,937,536)	$(2,759,068)	$(8,178,468)

Table of Content

Net cash provided by (used in) investing activities	$(17,845,000)	$(554,743)	$(17,290,257)
Net cash provided by (used in) financing activities	$67,866,165	$7,945,686	$59,920,479
Net Cash used in Operating Activities — Net cash used in operating activities increased by $8.2 million, from $2.8 million for the six months ended June 30, 2025 to $10.9 million for the six months ended June 30, 2026, primarily reflecting cash paid for costs of revenue and operating expenses as our business scaled, partially offset by cash collected from customers.
Net Cash used in Investing Activities — Net cash used in investing activities increased by $17.3 million, from $0.5 million for the six months ended June 30, 2025 to $17.8 million for the six months ended June 30, 2026. The increase net cash used reflects a $16.8 million increase in purchases of property and equipment as we continue the build out of our production capacity, along with a $0.4 million contribution to the Joint Venture.
Net Cash provided by Financing Activities — Net cash provided by financing activities increased by $59.9 million, from $7.9 million for the six months ended June 30, 2025 to $67.9 million for the six months ended June 30, 2026, reflecting $70.0 million of cash received from the issuance of the Company's Series A-2 Preferred Stock in the current period, compared to $7.9 million of cash received from the issuance of the Company's Series Seed Preferred Stock in the prior year period. The proceeds received in the six months ended June 30, 2026 were offset by $2.1 million of cash paid for transaction costs related to our IPO.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in our financial statements and the accompanying notes. We consider an estimate to be critical if it requires us to make assumptions that are highly uncertain at the time the estimate is made and if changes in those assumptions are reasonably likely to have a material effect on our financial condition or results of operations.
Our significant accounting policies are described in Note 2 — Summary of Significant Accounting Policies, to our Audited Consolidated Financial Statements included in our Registration Statement. There have been no material changes to our critical accounting policies and estimates as described in our Registration Statement.
Recently Issued and Adopted Accounting Standards
Please refer to Note 1 — Basis of Presentation and Principles of Consolidation, in the unaudited Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.
Emerging Growth Company Accounting Election
As an EGC, we may take advantage of certain exceptions from reporting requirements applicable to public companies that are not EGCs. These exemptions include, but are not limited to, relief from the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002, reduced executive compensation disclosure obligations in periodic reports and proxy statements, and exemptions from holding non-binding advisory votes on executive compensation and from obtaining shareholder approval for golden-parachute arrangements not previously approved.
Section 102(b)(1) of the JOBS Act allows EGCs to defer compliance with new or revised financial accounting standards until such standards are applicable to private companies — that is, companies that have not had a Securities Act registration statement declared effective and do not have a class of securities registered under the Exchange Act. The JOBS Act also permits an EGC to irrevocably elect to opt out of this extended transition period and instead comply with the accounting standards applicable to non-EGCs. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it

Table of Content
has different application dates for public or private companies, we, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make it difficult or impossible to compare our financial statements with those of another public company that is either an EGC or non-EGC that has elected to opt out of the extended transition period.
We will remain an EGC until the earliest to occur of: (i) the end of the first fiscal year in which our annual gross revenues are $1.235 billion or more; (ii) the end of the first fiscal year in which we are deemed to be a “large accelerated filer,” as defined in the Exchange Act; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) the end of the fiscal year during which the fifth anniversary of the Company’s IPO occurs. We may choose to take advantage of some, but not all, of the available benefits under the JOBS Act. We are electing to use the extended transition periods available under the JOBS Act for complying with new or revised accounting standards, and we currently intend to take advantage of the other exemptions discussed above. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock.
Controlled Company

After giving effect to our IPO, Thomas Hendrix, our Founder and Executive Chairman, beneficially owns approximately 60.8% of the voting power of our outstanding capital stock as a result of his ownership of Class B common stock, which carries 20 votes per share. As a result, we are a "controlled company" within the meaning of the corporate governance standards of the NYSE. Under these standards, a company of which more than 50% of the voting power is held by an individual, group, or another company is a "controlled company" and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that a majority of the board of directors consist of independent directors, that the compensation committee be composed entirely of independent directors, and that the nominating and corporate governance committee be composed entirely of independent directors. We currently intend to rely on some or all of these exemptions. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have operations within the United States and as such we are exposed to market risks in the ordinary course of our business, including the effects of credit risk. Information related to quantitative and qualitative disclosure about this market risk is set forth below.

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents held at financial institutions. Amounts on deposit may at times exceed federally insured limits. We have not experienced losses on these accounts and management believes the related credit risk is not significant. Our maximum exposure to credit risk was equal to the carrying value of our cash and cash equivalents of $102.2 million and $63.1 million as of June 30, 2026 and December 31, 2025, respectively.
Interest Rate Risk

As of June 30, 2026 and December 31, 2025, we had no outstanding indebtedness and we do not believe changes in interest rates would have a material effect on our financial condition or results of operations. Our cash and cash equivalents are held primarily in short-term, investment-grade instruments. A hypothetical 100 basis point change in interest rates would not have had a material effect on our financial condition or results of operations for the periods presented.

Commodity Risk

Table of Content

We do not believe we have any material exposure to commodity price risk. We do not directly procure or take title to the enriched uranium feedstock used to manufacture our fuel products; our customers are generally responsible for supplying this feedstock under our fuel supply and fuel development arrangements. Accordingly, we do not bear direct commercial exposure to fluctuations in uranium prices.

Inflation Risk

We believe our results of operations have not been materially affected by inflation during the periods presented. However, if our costs, including labor, materials, equipment, and construction costs associated with the expansion of our manufacturing facilities, were to become subject to significant inflationary pressure, we may not be able to fully offset such higher costs through price increases to our customers, particularly under existing fixed-price contracts, which could adversely affect our gross margins and results of operations. We will continue to monitor the impact of inflation to minimize its effects through operational efficiencies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Standard Nuclear in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported in the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer (our principal executive officer) and the Chief Financial Officer (our principal financial officer), as appropriate to allow for timely decisions regarding required disclosures.

Remediation of Previously Reported Material Weaknesses

As previously disclosed in the Company's Registration Statement on Form S-1, management identified material weaknesses in internal control over financial reporting relating to (i) we did not design and maintain effective controls over user access and segregation of duties across our financial systems and related processes, and (ii) we did not have a sufficient complement of personnel with the appropriate level of technical accounting expertise in U.S. GAAP and SEC reporting requirements, which created a risk that complex accounting matters and financial statements and related disclosures would not be identified, evaluated, resolved, or prepared accurately and timely in accordance with these standards.

Remediation Plan and Status

Management believes that, as of June 30, 2026, it has implemented measures to remediate the material weaknesses described above. The actions taken remain subject to ongoing management review and Audit Committee oversight. Specifically, we have taken the actions described below:
•The Company has expanded its accounting and financial reporting organization, adding licensed certified public accountants in the Chief Financial Officer, Chief Accounting Officer, Controller and Director of Accounting roles, together with additional finance leadership, each with prior public-company financial reporting experience and technical accounting skills related to non-routine transactions. The Company also added in-house legal counsel to support the review of contracts and non-routine transactions.
•The Company has also enhanced controls to improve role-based access and segregation of duties within our financial systems, including reviewing user access rights across its financial systems, and removing access rights that resulted in incompatible duties, as well as implemented secondary review and approval requirements over critical transactions.

Table of Content
A material weakness cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. Accordingly, management has not concluded that the material weaknesses described above were remediated as of June 30, 2026, and may determine that additional measures are required.
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, the effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that its desired control objectives will be met. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Table of Content
Part II - Other Information

Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition.
Refer to Note 6, Commitments and Contingencies — Legal Matters, of our Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Registration Statement on Form S-1 (File No. 333-296922), as amended, declared effective by the SEC on July 15, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

During the three months ended June 30, 2026, the Company granted, under its 2025 Stock Plan, restricted stock purchase rights to Kevin Harrill, the Company's Chief Financial Officer, to purchase 941,222 shares of Class B common stock at a purchase price of $1.635 per share, and options to purchase an aggregate of 305,790 shares of Class B common stock at an exercise price of $1.635 per share, in each case as compensation for services. In connection with the restricted stock purchase, the Company loaned Mr. Harrill the full purchase price under promissory notes, as described in Note 9, Related Party Transactions. No underwriters were involved in these issuances, and no underwriting discounts or commissions were paid. The Company deemed these issuances exempt from registration under the Securities Act in reliance on Rule 701 promulgated thereunder, as transactions under a compensatory benefit plan. See Note 14, Subsequent Events, for a discussion of the repayment of Mr. Harrill’s promissory notes, including accrued interest.

Other than as described above, the Company did not sell any unregistered securities during the three months ended June 30, 2026.

(b) Use of Proceeds from Registered Securities

On July 15, 2026, the Registration Statement, relating to the IPO of the Company's Class A common stock, was declared effective by the SEC. BofA Securities, Inc. and Goldman Sachs & Co. LLC acted as representatives of the several underwriters named in the Registration Statement, which also included Barclays Capital Inc., UBS Securities LLC, Evercore Group L.L.C., RBC Capital Markets, LLC, William Blair & Company, L.L.C., and Stifel, Nicolaus & Company, Incorporated. The IPO commenced on July 16, 2026 and closed on July 17, 2026, at which time the Company issued and sold all 10.0 million shares of Class A common stock registered under the Registration Statement, at a public offering price of $15.00 per share, for aggregate gross proceeds of $150.0 million. The underwriters' option to purchase up to an additional 1,500,000 shares to cover over-allotments expired unexercised. No shares registered under the Registration Statement remain unsold, and the offering has terminated.

Table of Content
In connection with the IPO, the Company incurred underwriting discounts, commissions, and other offering expenses of approximately $12.3 million in the aggregate, resulting in net proceeds to the Company of approximately $137.7 million. None of these expenses were paid, directly or indirectly, to any director, officer, or 10%-or-greater stockholder of the Company, or to any of their associates or affiliates, other than underwriting discounts and commissions paid to the underwriters in the ordinary course of their business.

Because the offering closed on July 17, 2026, after June 30, 2026, the period covered by this Quarterly Report on Form 10-Q, none of the net proceeds had been received or applied as of the balance sheet date. As of the date of this filing, the net proceeds remain held in cash, cash equivalents, and short-term, investment-grade instruments and have not yet been applied to any specific use. There has been no material change in the Company's intended use of the net proceeds from that described under "Use of Proceeds" in the Registration Statement, which contemplated use for working capital and other general corporate purposes, and potentially to acquire or invest in complementary businesses, products, services, technologies, or assets.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, no director or officer adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

Table of Content
Item 6. Exhibits
(a)Exhibits.

Exhibit Number	Exhibit Title
3.1
Sixth Amended and Restated Certificate of Incorporation of the Registrant, effective July 17, 2026 (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 21, 2026)

3.2	Restated Bylaws of the Registrant, effective July 17, 2026 (Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on July 21, 2026)
4.1	Form of Registrant’s Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A filed on July 7, 2026)
4.2#
Form of Amended and Restated Investor Rights Agreement, dated January 23, 2026, by and among the Registrant and certain investors of the Registrant (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on June 18, 2026)

10.1
Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A filed on July 7, 2026)

10.1+	2025 Stock Plan, as amended, and forms of award agreement thereunder (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A filed on July 7, 2026)
10.2+	2026 Equity Incentive Plan and forms of award agreement thereunder (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A filed on July 7, 2026)
10.3+	2026 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A filed on July 7, 2026)
10.4+	Incentive Bonus Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A filed on July 7, 2026)
10.5
Other Transaction Agreement for Fuel Production Line Authorization, dated September 26, 2025, between the Registrant and the U.S. Department of Energy (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A filed on July 7, 2026)

10.6	Form of Exchange Agreement between the Registrant and Standard Nuclear Trust (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A filed on July 7, 2026)
10.7
Form of Equity Exchange Right Agreement between the Registrant and Thomas Hendrix (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1/A filed on July 7, 2026)

10.8#	LLC Operating Agreement of Standard Nuclear x Framatome LLC (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on June 18, 2026)
10.9+#
Amended and Restated Employment Offer Letter, by and between the Registrant and Kurt Terrani, dated as of June 17, 2026 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on June 18, 2026)

10.10+#
Amended and Restated Employment Offer Letter, by and between the Registrant and Keeley Marrocco, dated as of June 17, 2026 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on June 18, 2026)

10.11#
Asset Purchase Agreement, dated November 21, 2024, by and among Ultra Safe Nuclear Corporation, Ultra Safe Nuclear Corporation-Technologies, USNC Holdings LLC and the Registrant (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on June 18, 2026)

10.12#
Amendment No. 1 to the Asset Purchase Agreement, dated December 18, 2024, by and among Ultra Safe Nuclear Corporation, Ultra Safe Nuclear Corporation-Technologies, USNC Holdings LLC and the Registrant (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on June 18, 2026)

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1^	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table of Content

Exhibit Number	Exhibit Title
101	Unaudited Condensed Consolidated Financial Statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed in interactive data file (formatted as Inline XBRL)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
^	Exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(b)Financial Statement Schedules.
All other financial statement schedules are omitted because they are not applicable or the information is included in the Registrant’s consolidated financial statements or related notes.

Table of Content
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Standard Nuclear, Inc.

August 27, 2026	/s/ Kevin J. Harrill

Kevin J. Harrill
Chief Financial Officer
(Principal Financial and Accounting Officer)