Form 10-Q
period 2026-09-30
Standard Nuclear, Inc.
filed 2026-11-12
CIK 2086716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 1, 2026, there were 146,251,897 shares of the registrant’s Class A Common Stock, par value $0.00001 per share, and 11,578,308 shares of the registrant’s Class B Common Stock, par value $0.00001 per share, outstanding.

SELECTED DEFINITIONS AND ABBREVIATIONS

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the following abbreviations and terms have the meanings set forth below.

2025 Stock Plan	The Company’s 2025 Stock Plan, as amended, prior to the closing of the IPO, which was terminated in connection with the effectiveness of the 2026 Plan
2026 Plan	The Company’s 2026 Equity Incentive Plan, which became effective immediately prior to the closing of the IPO
Advanced Reactors	Advanced nuclear reactors, including certain small modular reactors and microreactors, designed to be safer, more efficient, and more flexible than traditional nuclear reactors.
ASC	Accounting Standards Codification of the FASB
ASU	Accounting Standards Update issued by the FASB
CFR	Code of Federal Regulations
Class B Conversion	Conversion of all outstanding shares of Class B common stock not beneficially owned by Mr. Hendrix into shares of Class A common stock immediately prior to the closing of the IPO
Class B Equity Exchange Agreement	Equity exchange right agreement between the Company and Mr. Hendrix, which gives Mr. Hendrix a right (but not an obligation) to require the Company to exchange any shares of Class A common stock received by Mr. Hendrix upon the exercise, vesting, and/or settlement of certain equity awards held by Mr. Hendrix or upon a distribution to Mr. Hendrix by Decisive Point Group, LLC, following the IPO for an equivalent number of shares of Class B common stock
Class B Stock Exchange	The exchange of all of the outstanding shares of Class A common stock beneficially owned by Standard Nuclear Trust as of the Effective Time for an equivalent number of newly issued shares of Class B common stock in connection with the IPO
CODM	Chief operating decision maker; the Company's CODM is its Chief Executive Officer
Company / Standard Nuclear / SN / we / us / our	Standard Nuclear, Inc. and its consolidated subsidiary, unless the context otherwise requires.
DOE / Department	The United States Department of Energy
Effective Time	The time of effectiveness of the filing of the Company's restated certificate of incorporation with the Secretary of State of the State of Delaware, which occurred immediately prior to the closing of the IPO
EGC	An “emerging growth company,” as defined in the JOBS Act
ESPP	The Company’s 2026 Employee Stock Purchase Plan
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	The Financial Accounting Standards Board
Framatome	Framatome, Inc., a Delaware corporation that is a U.S. company and a U.S. subsidiary of Framatome SAS

Funded Backlog	Contracted fuel sales under binding commitments or agreements with firm delivery obligations, providing direct visibility into near-term revenue. Funded Backlog is presented net of revenue recognized and is reduced as the Company performs and delivers under its contracts
GAAP	Generally accepted accounting principles in the United States
HALEU	High-Assay Low-Enriched Uranium, which is uranium enriched to between 10% and 20% U-235. HALEU is a feedstock, not a fuel form, and is used to manufacture advanced fuels such as TRISO fuel
IPO	The Company's initial public offering of 10.0 million shares of Class A common stock at a public offering price of $15.00 per share, completed on July 17, 2026
JOBS Act	The Jumpstart Our Business Startups Act of 2012
Joint Venture	Standard Nuclear x Framatome LLC, a Delaware limited liability company formed by the Company and Framatome in September 2025, in which the Company holds a 66.667% interest and Framatome holds 33.333% interest accounted for under the equity method, the purpose of which is to manufacture and bring advanced fuel products, including TRISO fuel particles and other TRISO-based fuel forms to market
kgU	Kilogram of uranium, which is a unit for measuring uranium mass quantity. It is a common measurement for fuel pricing and sales agreements. See also “MTU”
LAR	A license amendment request submitted to the NRC
MTU	Metric ton of uranium, which is a unit for measuring uranium mass quantity. It is a common measurement for fuel pricing and sales agreements. 1 MTU = 1,000 kgU
NRC	United States Nuclear Regulatory Commission
NYSE	New York Stock Exchange
Oak Ridge Facilities	Oak Ridge SN-0 and Oak Ridge SN-TN facilities, collectively
Oak Ridge SN-0 / SN-0	The Company's existing fuel line facility in Oak Ridge, Tennessee that is currently operational
Oak Ridge SN-TN / SN-TN	The Company's new production facility in Oak Ridge, Tennessee, that is anticipated to become operational in February 2027
OTA	Other Transaction Agreement for Fuel Production Line Authorization, dated as of September 26, 2025, between the Company and the DOE
Process Yield	Realizable throughput from each individual processing cycle for the Company's TRISO fuel, measured across the overall manufacturing process
Purchase Options under Executed Contracts	Represents the dollar value of contractually granted but unexercised customer options. Exercise is at the sole discretion of the customer, and these amounts are not reflected in the Company’s financial statements until exercised
Qualified Pipeline	Represents vetted potential sales opportunities not yet subject to executed agreements. These represent non-binding indications of interest and remain subject to negotiation of commercial terms and other conditions. Qualified Pipeline is not included in Total Contract Backlog
Registration Statement	The Company's Registration Statement on Form S-1 (File No. 333-296922), as amended, declared effective by the SEC on July 15, 2026, including the final prospectus dated July 15, 2026, filed pursuant to Rule 424(b)(4)

Restated Certificate of Incorporation	Represents the Sixth Amended and Restated Certificate of Incorporation which became effective on July 17, 2026, immediately prior to the closing of the IPO
Richland SN-F Facility / SN-F	Framatome’s NRC-licensed nuclear fuel cycle facility in Richland, Washington
RSAs	Restricted stock awards issued under the 2025 Stock Plan and available for issuance under the 2026 Plan
RSUs	Restricted stock units issued under the 2026 Plan
SAFE Notes	The simple agreements for future equity issued by the Company in 2024, which converted into Series Seed-1 Preferred Stock on February 13, 2025
Sarbanes-Oxley Act	The Sarbanes-Oxley Act of 2002
SEC	The United States Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
SMR	Small modular reactor
SN-ID	Company’s fuel line facility constructed on DOE property in Idaho pursuant to the OTA, that is anticipated to become operational in February 2027, which we refer to as our “SN-ID” facility
Stock Split	The 2-for-1 stock split of the Company's capital stock, effected on July 6, 2026
Throughput	Quantity of a material that is able to be processed through a manufacturing facility over a specified period of time. We use throughput to describe how much TRISO fuel we are or expect to be able to process through a given production facility over a given time frame, commonly expressed in kgU or MTU of finished TRISO fuel per year, based on our current process yield from our manufacturing processes
TRISO	Tristructural-isotropic fuel, consisting of poppyseed-sized fuel particles made from enriched uranium and coated in ceramic layers, used to fuel many Advanced Reactors
U-235	A naturally occurring isotope of uranium that can sustain a nuclear chain reaction, making it essential for nuclear fuel
Total Contract Backlog	Represents the sum of Funded Backlog, Unfunded Backlog and Purchase Options under Executed Contracts
Unfunded Backlog	Represents the dollar value of intended fuel sales under memoranda of understanding, non-binding framework agreements or non-binding term sheets, or letters of intent. Certain Unfunded Backlog is associated with Fuel Development Agreements that include nominal deposits to reserve production queue position
USNC	Ultra Safe Nuclear Corporation and its subsidiaries, from which the Company purchased specific nuclear fuel-related assets through a Section 363 auction process under the U.S. Bankruptcy Code
VIE	A variable interest entity is defined as an entity whose total equity investment at risk is not sufficient to finance its activities without additional subordinated financial support from equity holders or other parties

Part I - Financial Information
Item 1. Financial Statements
Standard Nuclear, Inc.
Index to Consolidated Financial Statements

Page
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	6
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025	7
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2026 and 2025	8
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025	10
Notes to the Unaudited Condensed Consolidated Financial Statements	12

Standard Nuclear, Inc.
Unaudited Condensed Consolidated Balance Sheets

		September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$223,143,551	$63,101,704
Accounts receivable, net	Note 2	10,606,999	2,090,087
Contract assets	Note 2	1,354,092	201,582
Prepaid and other current assets		2,774,217	—
Total current assets		$237,878,859	$65,393,373
Property and equipment, net	Note 3	46,798,813	12,627,624
Investment in Joint Venture		2,548,496	1,130,170
TOTAL ASSETS		$287,226,168	$79,151,167

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable		$2,645,353	$2,082,547
Accrued and other liabilities		2,084,094	354,601
Early exercise liability, current	Note 9	831,340	—
Deferred revenue, current	Note 2	2,224,325	1,076,531
Total current liabilities		$7,785,112	$3,513,679
Asset retirement obligations		817,460	753,223
Deferred revenue, non-current	Note 2	4,442,000	—
Early exercise liability, non-current	Note 9	1,170,548	—
TOTAL LIABILITIES		$14,215,120	$4,266,902
Commitments and contingencies	Note 6

MEZZANINE EQUITY:
Redeemable preferred stock, 20,000,000 shares and 101,948,458 shares authorized at September 30, 2026 and December 31, 2025, respectively; 0 shares and 101,948,458 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively; redemption value $— and $144,999,977 at September 30, 2026 and December 31, 2025, respectively (1)	Note 7	$—	$144,999,977

STOCKHOLDERS EQUITY (DEFICIT):
Ordinary shares, $0.00001 par value; 0 shares authorized, issued and outstanding at September 30, 2026 and December 31, 2025		$—	$—
Class A Common Stock, $0.00001 par value; 464,000,000 shares and 175,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 145,713,550 shares and 14,504,000 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively (1)	Note 8	1,457	145
Class B Convertible Common Stock, $0.00001 par value; 16,000,000 shares and 35,615,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 11,578,308 shares and 13,496,000 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively (1)	Note 8	116	135
Additional paid-in capital		369,343,040	2,021,359
Accumulated deficit		(96,333,565)	(72,137,351)
Total Stockholders’ Equity (Deficit)		$273,011,048	$(70,115,712)
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity (Deficit)		$287,226,168	$79,151,167
(1) All share amounts above have been retrospectively adjusted to reflect the 2-for-1 stock split effected July 6, 2026. See Note 1.
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Standard Nuclear, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Revenue
Product Revenue	$3,718,831	$—	$6,820,572	$—
Service Revenue	2,245,648	875,299	4,473,500	1,806,163
Total Revenue	5,964,479	875,299	11,294,072	1,806,163
Cost of Revenue
Cost of Revenue	4,159,021	2,354,082	10,717,824	4,697,484
Total Cost of Revenue	4,159,021	2,354,082	10,717,824	4,697,484
Gross Profit (Loss)	1,805,458	(1,478,783)	576,248	(2,891,321)
General and administrative costs	15,455,168	1,766,051	24,807,793	3,404,781
Research and development expenses	1,418,748	—	3,376,643	—
Loss from operations	(15,068,458)	(3,244,834)	(27,608,188)	(6,296,102)
Other expense (income):
Increase in fair value of SAFE Notes	—	—	—	7,725,000
Gain on extinguishment of debt	—	—	—	(853,000)
Interest income	(2,002,174)	—	(3,409,168)	—
Other income	(2,806)	—	(2,806)	(9,542)
Loss before income tax benefit	(13,063,478)	(3,244,834)	(24,196,214)	(13,158,560)
Income tax benefit	—	—	—	—
Net loss	$(13,063,478)	$(3,244,834)	$(24,196,214)	$(13,158,560)
Weighted average common shares outstanding – basic and diluted	134,924,112	28,000,000	64,033,612	28,000,000
Basic and diluted net loss per share	$(0.10)	$(0.12)	$(0.38)	$(0.47)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Standard Nuclear, Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Class A Common Stock		Class B Common Stock		Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2024	—	$—	—	$—	28,000,000	$280	$279,720	$(56,596,406)	$(56,316,406)
Conversion of Ordinary Shares to Class A and Class B Common Stock	14,504,000	145	13,496,000	135	(28,000,000)	(280)	—	—	—
Net loss	—	—	—	—	—	—	—	(8,285,791)	(8,285,791)
Balances as of March 31, 2025	14,504,000	$145	13,496,000	$135	—	$—	$279,720	$(64,882,197)	$(64,602,197)
Share-based compensation	—	—	—	—	—	—	175,702	—	175,702
Net loss	—	—	—	—	—	—	—	(1,627,935)	(1,627,935)
Balances as of June 30, 2025	14,504,000	$145	13,496,000	$135	—	$—	$455,422	$(66,510,132)	$(66,054,430)
Share-based compensation	—	—	—	—	—	—	790,657	—	790,657
Net loss	—	—	—	—	—	—	—	(3,244,834)	(3,244,834)
Balances as of September 30, 2025	14,504,000	$145	13,496,000	$135	—	$—	$1,246,079	$(69,754,966)	$(68,508,607)

Standard Nuclear, Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (continued)

	Class A Common Stock		Class B Common Stock		Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2025	14,504,000	$145	13,496,000	$135	—	$—	$2,021,359	$(72,137,351)	$(70,115,712)
Share-based compensation	—	—	—	—	—	—	1,509,297	—	1,509,297
Net loss	—	—	—	—	—	—	—	(7,714,951)	(7,714,951)
Balances as of March 31, 2026	14,504,000	$145	13,496,000	$135	—	$—	$3,530,656	$(79,852,302)	$(76,321,366)
Share-based compensation	—	—	—	—	—	—	2,148,205	—	2,148,205
Exercise of stock options	—	—	134,998	—	—	—	1,224	—	1,224
Net loss	—	—	—	—	—	—	—	(3,417,785)	(3,417,785)
Balances as of June 30, 2026	14,504,000	$145	13,630,998	$135	—	$—	$5,680,085	$(83,270,087)	$(77,589,722)
Conversion of redeemable preferred stock to Class A common stock	116,141,488	1,161	—	—	—	—	214,998,836	—	214,999,997
Class B Conversion (conversion of Class B common stock to Class A common stock)	7,876,998	79	(7,876,998)	(77)	—	—	(2)	—	—
Class B Stock Exchange (exchange of Class A common stock for Class B common stock)	(5,824,308)	(58)	5,824,308	58	—	—	—	—	—
Issuance of Class A common stock in initial public offering, net of underwriting discounts and offering costs	10,000,000	100	—	—	—	—	137,408,063	—	137,408,163
Share-based compensation	—	—	—	—	—	—	10,434,745	—	10,434,745
Exercise of stock options	26,250	—	—	—	—	—	61,137	—	61,137
Repayment of promissory notes for restricted stock	1,978,020	20	—	—	—	—	465,710	—	465,730
Vesting of restricted stock awards	1,011,102	10	—	—	—	—	294,466	—	294,476
Net loss	—	—	—	—	—	—	—	(13,063,478)	(13,063,478)
Balances as of September 30, 2026	145,713,550	$1,457	11,578,308	$116	—	$—	$369,343,040	$(96,333,565)	$273,011,048

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Standard Nuclear, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cash flows from operating activities
Net loss	$(24,196,214)	$(13,158,560)
Adjustments to reconcile net loss to net cash flows from operating activities:
Share-based compensation expense	13,933,089	966,359
Depreciation expense	444,884	127,539
Change in fair value of SAFE Notes	—	7,725,000
Gain on extinguishment of SAFE Notes	—	(853,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,516,912)	(447,591)
Contract assets	(1,152,510)	(286,010)
Prepaid and other current assets	(2,774,217)	(31,250)
Accounts payable	(1,688,288)	308,988
Accrued expenses and other liabilities	1,793,730	118,065
Deferred revenue	5,589,794	126,118
Net cash used in operating activities	$(16,566,644)	$(5,404,342)

Cash flows from investing activities
Purchases of property and equipment	$(32,205,821)	$(4,941,689)
Contributions to equity method investment	(1,418,326)	—
Net cash used in investing activities	$(33,624,147)	$(4,941,689)

Cash flows from financing activities
Proceeds from IPO, net of underwriting discounts and commissions	$141,000,000	$—
Payment of offering costs	(3,591,837)	—
Proceeds from repayment of promissory notes for restricted stock purchases	2,762,094	—
Proceeds from the exercise of stock options	62,361	—
Proceeds from issuance of redeemable preferred shares	70,000,020	77,945,676
Net cash provided by financing activities	$210,232,638	$77,945,676

Net increase in cash and cash equivalents	160,041,847	67,599,645
Cash and cash equivalents at beginning of period	63,101,704	1,619,817
Cash and cash equivalents at end of period	$223,143,551	$69,219,462

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of redeemable preferred stock to Class A common stock	$214,999,997	$—
Reclassification of deferred transaction costs to additional paid-in capital	3,290,415	—
Conversion of SAFE Notes into Series Seed-1 Preferred stock	—	32,500,000
Reclassification of SAFE Notes fair value to mezzanine equity upon conversion	—	32,500,000
Extinguishment of SAFE Notes (reduction of SAFE Notes liability)	—	1,000,000
Reclassification of short-term cash advances to Series Seed preferred stock	—	2,494,833
Investment in joint venture included in accounts payable	66,667	—
Property and equipment purchases included in accounts payable and accrued and other liabilities	3,358,157	1,209,738
Share-based compensation capitalized to property and equipment	159,159	—
Vesting of early exercised restricted stock	294,476	—
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation and Principles of Consolidation
The Unaudited Condensed Consolidated Financial Statements of Standard Nuclear, Inc. (the “Company”), which include the accounts of the Company and its wholly-owned subsidiary, Standard Property Holdings I, LLC, as of September 30, 2026, and for the three and nine months ended September 30, 2026 and 2025, have been prepared pursuant to the rules and regulations of the SEC. The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The Condensed Consolidated Balance Sheet as of December 31, 2025, was derived from audited Consolidated Financial Statements, but does not include all disclosures required by U.S. GAAP. All material intercompany transactions have been eliminated. The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. Historically, the Company has incurred significant losses from operations and negative operating cash flows. Management believes that the Company's current cash on hand, which includes the net proceeds received from its IPO completed in July 2026 (see Note 8 - Stockholders’ Equity), will be sufficient to fund the Company's operations and meet its obligations for at least the twelve months from the date of issuance of these financial statements.

Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The Unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2025 included in the Registration Statement.

Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2, Summary of Significant Accounting Policies, of the Company’s audited Consolidated Financial Statements for the year ended December 31, 2025, included in the Registration Statement. There has not been a material change to the Company’s accounting policies since that report, except as noted below.

Deferred Transaction Costs
Deferred transaction costs consist of specific incremental legal, accounting and other direct third-party costs directly attributable to the Company’s IPO. Deferred transaction costs as of December 31, 2025 were not significant. Upon closing of the IPO in July 2026, total deferred transaction costs of $3.3 million were reclassified as a reduction of the gross proceeds of the offering within additional paid-in capital. An additional $0.3 million of offering costs were incurred and applied directly against additional paid-in capital during the three months ended September 30, 2026. No deferred transaction costs remained capitalized at September 30, 2026. See Note 8, Stockholders’ Equity, for additional discussion.
Stock Split
On July 6, 2026, the Company effected a 2-for-1 stock split of its capital stock. All share, per-share, and related information for all periods presented — including shares underlying equity awards and applicable exercise prices, and shares issuable upon conversion of preferred stock — has been retrospectively adjusted to reflect the stock split. The par value per share remained $0.00001. The stock split did not affect total stockholders' equity (deficit).

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation and Principles of Consolidation (cont.)
Preferred Stock
Prior to the IPO, the Company's redeemable convertible preferred stock was classified as temporary equity within mezzanine equity in accordance with ASC 480-10-S99-3A, because the shares included liquidation and deemed liquidation features that were not solely within the Company's control, and the carrying amount was adjusted to its redemption value. The Company accounted for preferred stock in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging — Contracts in an Entity’s Own Equity. At issuance, the Company evaluated the terms of each preferred stock instrument to determine whether it should be classified as a liability, temporary equity, or permanent equity. In performing this assessment, the Company considered all relevant contractual terms, including redemption rights, conversion features, dividend provisions, and settlement alternatives.

The redeemable convertible preferred stock was not classified as a liability because it did not embody an unconditional obligation requiring the Company to redeem the shares for cash or other assets, nor did it require settlement in a variable number of shares with a fixed monetary value. Refer to Note 7 — Redeemable Preferred Stock for additional information. Immediately prior to the closing of the IPO on July 17, 2026, all outstanding shares of redeemable convertible preferred stock converted into shares of Class A common stock, and the carrying amount of the preferred stock was reclassified from mezzanine equity to Class A common stock and additional paid-in capital. As a result, no redeemable convertible preferred stock was outstanding at September 30, 2026.

Share Based Compensation

The Company grants stock options, RSAs, and RSUs, and recognizes the related expense on a straight-line basis over the requisite service period. The fair value of RSAs and RSUs is based on the fair value of the Company's common stock on the date of grant.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model. This model requires the use of subjective assumptions, including the expected term of the award, expected stock price volatility, risk-free interest rate, and expected dividend yield. The expected term represents the period that the stock options are expected to be outstanding. As the Company does not have sufficient historical exercise data, it estimates the expected term using the simplified method, which is the midpoint between the vesting term and the contractual term of the option, in accordance with SEC Staff Accounting Bulletin No. 107 and No. 110. The expected stock price volatility is based on the historical volatility of a group of comparable publicly traded companies, as the Company does not have sufficient trading history for its own common stock. The risk-free interest rate is based on the yield of U.S. Treasury securities with maturities consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero, as the Company has not historically paid dividends and does not currently expect to pay dividends in the foreseeable future.

The Company has elected to account for forfeitures as they occur. As a result, share-based compensation expense is recognized for awards expected to vest, and adjustments are made in the period of forfeiture to reverse previously recognized expense for awards that do not vest.

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation and Principles of Consolidation (cont.)
Loss Per Share

The Company computes net loss per share attributable to common stockholders in accordance with ASC 260, Earnings Per Share. Net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Except for voting rights and conversion provisions, the rights of the two classes, including dividend and liquidation rights, are identical. Accordingly, net loss per share is the same for each class, and the Company presents basic and diluted net loss per share for both classes together.

Immediately prior to the closing of the IPO on July 17, 2026, all outstanding shares of redeemable convertible preferred stock converted into shares of Class A common stock. These shares are included in the weighted-average number of shares outstanding from the date of conversion, together with the shares issued in the IPO and in connection with the Class B Conversion and the Class B Stock Exchange from their respective dates. Following the IPO, potentially dilutive securities also include RSUs.

Net loss attributable to common stockholders is determined by adjusting net loss for dividends declared or accumulated on preferred stock and, if applicable, accretion or other adjustments to the carrying amount of redeemable convertible preferred stock that are treated as deemed dividends. Redeemable convertible preferred stock is excluded from basic net loss per share until converted. Diluted net income (loss) per share attributable to common stockholders gives effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive securities include stock options, unvested RSAs and RSUs, and shares issuable upon conversion of redeemable convertible preferred stock. Stock options and other awards are included in diluted net income (loss) per share using the treasury stock method, and redeemable convertible preferred stock is included using the if-converted method. Under the if-converted method, preferred dividends and deemed dividends, if any, applicable to the redeemable convertible preferred stock are added back to the numerator and the weighted-average shares issuable upon conversion are included in the denominator, if dilutive. Potentially dilutive securities are excluded from the computation of diluted net income (loss) per share if their effect would be anti-dilutive.

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

Standard Nuclear, Inc.
Notes to the Unaudited Consolidated Financial Statements
2. Revenue Recognition
The Company recognizes revenue at a point in time or over time consistent with how it satisfies its performance obligations and transfers control to its customers.
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, when control of promised goods or services transfers to the customer in an amount reflecting the consideration the Company expects to receive. The Company's revenue recognition policies are consistent with those described in Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements included in the Company's Registration Statement, except as described below with respect to product revenue, which the Company began recognizing during the second quarter of 2026.

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

A receivable is recorded when the Company has an unconditional right to receive payment based on the satisfaction of performance obligations. The Company’s contract assets are recorded when revenue has been recognized for performance obligations for which the Company does not yet have an unconditional right to payment because contractual billing conditions remain unsatisfied. Accounts receivable and contract assets consist of the following:

	September 30, 2026	December 31, 2025
Accounts receivable	$10,592,025	$2,090,087
Unbilled accounts receivable	14,974	—
Contract assets	1,354,092	201,582
Accounts receivable and contract assets, net	$11,961,091	$2,291,669
The Company receives payments from customers based on billing schedules, as established in its contracts. Deferred revenue relates to payments received in advance of performance under the contract and is recognized as revenue as, or when, the related performance obligations are satisfied. The increase in contract assets was primarily due to an increase in amounts recognized in revenue in advance of billing.

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
2. Revenue Recognition (cont.)
Deferred revenue was $6.7 million and $1.1 million at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026, $2.2 million was classified as current and $4.4 million was classified as non-current. At December 31, 2025, $1.1 million was classified as current and $0 million was classified as non-current. The non-current balance consists of deposits received under customer contracts, which are expected to be recognized as revenue more than twelve months after the balance sheet date. Revenue recognized during the nine months ended September 30, 2026, that was included in deferred revenue at December 31, 2025, was $1.1 million. Deferred revenue increased due to advance billings and customer payments received under new and ongoing contracts.

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

Disaggregated Revenue
The Company’s revenues disaggregated by revenue type are as follows:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Product revenue	$3,718,831	$—	$6,820,572	$—
Fixed price contracts	2,052,740	563,687	4,273,243	805,737
Time and materials contracts	192,908	311,612	200,257	1,000,426
Total	$5,964,479	$875,299	$11,294,072	$1,806,163

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
2. Revenue Recognition (cont.)
The Company’s revenue disaggregated by geographic region are as follows:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
United States	$5,757,571	$875,299	$10,945,516	$1,806,163
France	192,908	—	314,806	—
Canada	14,000	—	33,750	—
Total	$5,964,479	$875,299	$11,294,072	$1,806,163
The Company has elected the practical expedient in ASC 606-10-50-14 that exempts it from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less. The Company has also elected the practical expedient in ASC 606-10-55-18 that allows revenue to be recognized in the amount to which the Company has the right to invoice when that amount corresponds directly with the value transferred to the customer. The Company’s remaining performance obligations under contracts qualifying for the practical expedients described above consist primarily of fuel development agreements with remaining durations of less than 12 months.

As of September 30, 2026, the aggregate transaction price allocated to remaining performance obligations for contracts not qualifying for the practical expedients described above was $115.2 million. The Company expects to recognize approximately $41.4 million of this amount within the next twelve months and approximately $73.8 million thereafter.

Significant Customers
For the three and nine months ended September 30, 2026 and 2025, customers that each accounted for more than 10% of total revenue were as follows (in millions):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Customer A	$3.2	$0.2	$6.5	$0.3
Customer B	—	0.4	—	1.1
Customer C	1.8	—	2.8	—

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

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
2. Revenue Recognition (cont.)
As of September 30, 2026 and December 31, 2025, the Company concluded that expected credit losses were not material based on the composition of its customer base, historical collection experience, the short-term nature of the receivables, and the absence of significant collection issues. Accordingly, no allowance for credit losses was recorded as of September 30, 2026 and December 31, 2025.

3. Property and Equipment, net
Property and equipment, net consisted of the following:

	September 30, 2026	December 31, 2025
Machinery and equipment	$20,840,277	$8,030,173
Land	1,442,338	1,267,338
Building and improvements	813,967	814,893
Asset Retirement Obligation Asset	673,000	673,000
IT and office equipment	461,814	182,556
Construction-in-progress	23,285,724	1,933,087
Total property and equipment, gross	47,517,120	12,901,047
Accumulated depreciation	(718,307)	(273,423)
Total property and equipment, net	$46,798,813	$12,627,624
Depreciation expense for the three months ended September 30, 2026 and 2025 was insignificant. Depreciation expense recognized for the nine months ended September 30, 2026 and 2025 was $0.4 million and $0.1 million, respectively. Depreciation expense is included in cost of revenue in the Consolidated Statements of Operations. Construction-in-progress is primarily comprised of building and building improvement construction not yet placed-in-service.
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

4. Equity Method Investment
On September 16, 2025, the Company and Framatome formed Standard Nuclear x Framatome LLC (the “Joint Venture”), a Delaware limited liability company, with the purpose of establishing a facility on Framatome’s U.S. NRC-licensed site in Richland, Washington to manufacture and commercialize TRISO, Fully Ceramic Microencapsulated fuel (“FCM”), and other TRISO-based advanced fuel products.
Pursuant to the Joint Venture’s LLC Operating Agreement, the Company agreed to contribute cash of $66,667 in exchange for a 66.667% membership interest and Framatome agreed to contribute cash of $33,333 in exchange for a 33.333% membership interest. In addition to the initial capital contributions, the Company will provide intellectual property licensing related to advanced fuel product technology and manufacturing know-how and will lease specialized fuel-manufacturing equipment to the Joint Venture. Framatome has agreed to provide access to its Richland site physical plant space and licensed nuclear infrastructure, to lease its specialty fuel building to the Joint Venture, and to license its manufacturing and operational expertise.

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Consolidated Financial Statement
4. Equity Method Investments (cont.)
As of September 30, 2026 and December 31, 2025, the carrying amount of the Company’s equity method investment in the Joint Venture was $2.5 million and $1.1 million, respectively. During the three and nine months ended September 30, 2026, the Company made $0.1 million and $1.4 million of additional contributions to the Joint Venture, respectively. The Company’s share of the Joint Venture net gain or loss was not material. The Joint Venture remained in its pre-operational phase as of September 30, 2026, and had not commenced commercial production or generated revenue. The Company reevaluated its accounting conclusions related to the Joint Venture during the three months ended September 30, 2026, and determined that the Joint Venture continues to be accounted for under the equity method and continues to be a VIE for which the Company is not the primary beneficiary. As of September 30, 2026, the Company’s maximum exposure to loss was approximately $2.5 million, consisting of the carrying amount of its investment and any contractual funding commitments under the Joint Venture’s LLC Operating Agreement, and the Company has not provided any credit enhancements or other forms of financial support to the Joint Venture beyond those described above.

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
As of September 30, 2026 and December 31, 2025, the Company had no liabilities measured at fair value on a recurring basis. During the nine months ended September 30, 2025, the Company’s SAFE Notes were converted to temporary equity and, accordingly, no SAFE Notes remained outstanding as of September 30, 2026. As a result, the Company recorded no fair value adjustment related to SAFE Notes during the nine months ended September 30, 2026. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2026.

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
5. Fair Value Measurements (cont.)
The Company’s SAFE Notes were classified within Level 3 of the fair value hierarchy as their valuation incorporated significant unobservable inputs and relied on Company-specific assumptions. Subsequent changes in fair value of the SAFE Notes represented the movement in the fair value for SAFE Notes at each balance sheet date and were reported in other expense on the Consolidated Statements of Operations. During the nine months ended September 30, 2026 and 2025, the Company recorded a change in the fair value of SAFE Notes of $0 and $7.7 million, respectively.

Amount
Level 3 Rollforward – SAFE Notes
Ending balance, December 31, 2024	$57,619,980
Additional proceeds received	1,508,020
Balance refunded	(1,000,000)
Gain on extinguishment of debt	(853,000)
Fair value adjustment during the period	7,725,000
Balance reclassified to Mezzanine Equity during the period	(65,000,000)
Ending balance, September 30, 2025	$—

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
Legal Matters
From time to time, the Company may become involved in certain legal proceedings and claims incidental to the normal course of its business. As of September 30, 2026, and December 31, 2025, management was not aware of any pending or threatened litigation that is expected to have a material adverse effect on the Consolidated Financial Statements.
7. Redeemable Preferred Stock
The Company issued redeemable convertible preferred stock in four series: Series Seed, Series Seed-1, Series A, and Series A-2. In connection with the closing of the Company's IPO on July 17, 2026, all 116,141,488 outstanding shares of redeemable convertible preferred stock automatically converted into an equivalent number of shares of Class A common stock and the four designated series were eliminated. Upon conversion, the carrying value of the redeemable convertible preferred stock of $215.0 million was reclassified from mezzanine equity to permanent equity. As a result, no shares of redeemable convertible preferred stock were issued or outstanding as of September 30, 2026. In connection with the IPO, the Company also filed its

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
7. Redeemable Preferred Stock (cont.)
Restated Certificate of Incorporation, which authorized 20,000,000 shares of undesignated preferred stock; no such shares have been designated or issued as of September 30, 2026. See Note 8, Stockholders' Equity, for a full description of the amended certificate of incorporation and related capital structure changes.

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
SAFE Notes Settlement for Series Seed-1 Preferred Stock
On February 13, 2025, the Company settled the SAFE Notes through conversion into shares of Series Seed-1 Preferred Stock. Pursuant to the financing, the Company issued and sold preferred stock at a fixed pre-money valuation to the SAFE Note investors. The SAFE Notes automatically converted into 65,000,000 shares of Series Seed-1 Preferred Stock at a purchase price of $0.50 per share. Additionally, one investor requested a rescission of their $1.0 million investment in the SAFE Notes, and the Company issued a refund to the investor in January 2025. Refer to Note 10, Related Party Transactions - SAFE Notes, in the audited Consolidated Financial Statements for the year ended December 31, 2025 included in the Registration Statement, for additional discussion.
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
Other Terms
Through July 17, 2026, the date of closing of the IPO, the following terms applied to the Company's redeemable preferred stock. Except as provided by law or by the Company’s certificate of incorporation, holders of redeemable preferred stock are entitled to vote together with holders of common stock as a single class on an as-converted basis. The voting, dividend, conversion, liquidation, and protective provisions of the Company's redeemable preferred stock were unchanged during the periods prior to the IPO from those disclosed in the audited annual financial statements for the year ended December 31, 2025 included in the Registration Statement. No dividends were declared during the three and nine months ended September 30, 2026. Upon closing of the IPO, each share of redeemable preferred stock converted into one share of Class A common stock, subject to customary anti-dilution adjustments.

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
Classification
Prior to the IPO conversion, the Company classified its redeemable convertible preferred stock outside of permanent equity as mezzanine equity on the condensed consolidated balance sheets. Management evaluated the redeemable convertible preferred stock under ASC 480, ASC 815-40, and ASC 480-10-S99-3A, and concluded that liability classification was not required. Because the redeemable convertible preferred stock included liquidation and deemed liquidation features that may require settlement in circumstances not solely within the Company's control, the shares were presented in temporary equity. The carrying amount of the redeemable convertible preferred stock was subject to adjustment to its redemption value when and if such adjustment became required.

A summary of the Company’s preferred stock was as follows:

As of September 30, 2026
Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Amount	Aggregate Liquidation Preference
Undesignated	20,000,000	0	$—	$—
Series Seed	0	0	—	—
Series Seed-1	0	0	—	—
Series A	0	0	—	—
Series A-2	0	0	—	—
Total	20,000,000	—	$—	$—

As of December 31, 2025
Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Amount	Aggregate Liquidation Preference
Series Seed	9,999,994	9,999,994	$9,999,994	$9,999,994
Series Seed-1	65,000,000	65,000,000	65,000,000	65,000,000
Series A	26,948,464	26,948,464	69,999,983	69,999,983
Total	101,948,458	101,948,458	$144,999,977	$144,999,977

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
8. Stockholders’ Equity
All share amounts have been retrospectively adjusted to reflect the stock split described in Note 1, Basis of Presentation and Principles of Consolidation.

The Company’s authorized capital stock consists of Class A common stock, Class B common stock and preferred stock. As of September 30, 2026, the Company was authorized to issue 464,000,000 shares of Class A common stock, 16,000,000 shares of Class B common stock and 20,000,000 shares of preferred stock (undesignated), each with a par value of $0.00001 per share. As of September 30, 2026, there were 145,713,550 shares of Class A common stock and 11,578,308 shares of Class B common stock issued and outstanding. No preferred stock has been designated or issued under the Restated Certificate of Incorporation as of September 30, 2026.

On July 17, 2026, in connection with the closing of the IPO, the Company's Restated Certificate of Incorporation became effective. The Restated Certificate authorizes the Company to issue up to 500,000,000 shares of capital stock, consisting of (i) 464,000,000 shares of Class A common stock, $0.00001 par value per share, (ii) 16,000,000 shares of Class B convertible common stock, $0.00001 par value per share, and (iii) 20,000,000 shares of preferred stock, $0.00001 par value per share, the rights and preferences of which may be designated by the Board of Directors. No shares of preferred stock have been designated or issued under the Restated Certificate of Incorporation as of September 30, 2026.

The Restated Certificate of Incorporation also changed the voting rights of Class B common stock from 10 votes per share to 20 votes per share, and updated the automatic conversion triggers for Class B common stock as described below. See Note 7, Redeemable Preferred Stock, for a description of the elimination of all prior designated preferred series and the conversion of preferred stock into Class A common stock in connection with the IPO.

The rights, preferences and privileges of the Company’s Class A common stock, Class B common stock and preferred stock are described in Note 9, Stockholders’ Equity, to the audited Consolidated Financial Statements for the year ended December 31, 2025 included in the Registration Statement.
Subject to the rights of the holders of preferred stock, holders of Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of stockholders, unless otherwise required by law or the Company’s certificate of incorporation. Each holder of Class A common stock is entitled to one vote per share, and each holder of Class B common stock is entitled to 20 votes per share.
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

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
IPO
On July 16, 2026, the Company’s Class A common stock began trading on the New York Stock Exchange under the symbol “STDN” and the offering closed on July 17, 2026. The offering consisted of the issuance and sale of 10.0 million shares of Class A common stock at a public offering price of $15.00 per share, resulting in net proceeds to the Company of approximately $137.4 million, after deducting underwriting discounts, commissions, and offering expenses. In connection with the closing of the IPO, total deferred transaction costs of $3.3 million were reclassified as a reduction of additional paid-in capital. An additional $0.3 million of transaction costs were directly charged to additional paid-in capital.

Immediately prior to the closing of the IPO, the Company had 132,698,178 shares of Class A common stock outstanding and 11,578,308 shares of Class B common stock outstanding. Class A common stock included the conversion of all 116,141,488 outstanding shares of the Company's redeemable convertible preferred stock into 116,141,488 shares of Class A common stock. Class A common stock also included the conversion of 7,876,998 shares of the Company’s Class B common stock, not beneficially owned by Mr. Hendrix, into Class A common stock, pursuant to the Class B Conversion. In addition, pursuant to the Class B Stock Exchange, all 5,824,308 outstanding shares of Class A common stock beneficially owned by Standard Nuclear Trust were exchanged for an equivalent number of newly issued shares of Class B common stock. The Company also entered into the Class B Equity Exchange Agreement with Thomas Hendrix, the Company's Founder and Executive Chairman, which grants Mr. Hendrix the right to require the Company to exchange up to an aggregate of 4,194,545 shares of Class A common stock (consisting of shares subject to his equity awards and shares he may receive in a distribution of up to 1,459,858 shares from Decisive Point Group, LLC (“Decisive Point”), of which Mr. Hendrix is a member) for an equivalent number of shares of Class B common stock. All other outstanding shares of Class B common stock converted to Class A common stock.

In connection with the closing of the IPO, the Company's Restated Certificate of Incorporation became effective, under which each share of Class B common stock is entitled to 20 votes per share (compared to ten votes per share previously), voting together with Class A common stock as a single class on all matters submitted to a vote of stockholders, except as otherwise required by law. Each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, whether or not for value, occurring after the closing of the IPO, other than certain permitted transfers, and will also convert automatically upon the earliest of: (i) 12 months following the death or disability of Thomas Hendrix, the Company's Founder and Executive Chairman; (ii) the first trading day on which outstanding shares of Class B common stock represent less than 5% of the Company's aggregate then-outstanding common stock; or (iii) the first trading day on which Mr. Hendrix is no longer providing services to the Company as an officer, employee, or consultant and is not a director of the Company as a result of his voluntary resignation or a request or agreement not to be renominated. Each of the events described in clauses (i) through (iii) may be extended by up to 18 months upon the affirmative approval of a majority of the Company's independent directors.

During the three and nine months ended September 30, 2026, the Company issued 26,250 shares of Class A common stock and 161,248 shares of common stock (consisting of 134,998 shares of Class B common stock and 26,250 shares of Class A common stock) respectively, from exercises of stock options. During the three and nine months ended September 30, 2025, the Company did not issue any shares of common stock. The Company did not declare or pay any dividends during the three and nine months ended September 30, 2026 and 2025.

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

9. Related Party Transactions
SAFE Notes
During the fourth quarter of 2024, the Company received $33.5 million in funding commitments from various investors pursuant to SAFE Notes, including related parties through one Company executive who exerts significant influence over certain SAFE Note investors. The related party SAFE Note investors are entities affiliated with a member of the Company’s Board of Directors, who also served as CEO Director. The SAFE Notes were classified as liabilities and remeasured to fair value at each reporting period.
On February 13, 2025, the Company completed its Series Seed Preferred Stock equity financing, which triggered the automatic conversion of all outstanding SAFE Notes. The related party SAFE Notes converted into shares of Series Seed-1 Preferred Stock on the same terms and conditions as all other SAFE Note investors, including the same valuation cap of $20.0 million and discount rate of 50%. The conversion was effected at a price of $0.50 per share, and the related-party SAFE Notes converted into an aggregate of 9,850,000 shares of Series Seed-1 Preferred Stock. Refer to Note 7, Redeemable Preferred Stock, for further discussion of the conversion mechanics and the remeasurement of SAFE Notes to fair value at the conversion date.
As of September 30, 2026 and December 31, 2025, no SAFE Notes remained outstanding to related parties or otherwise. The remeasurement gain recognized in the Consolidated Statements of Operations for the period from January 1, 2025, through the conversion date attributable to the related-party SAFE Notes was $853,000. This amount was recognized as a gain on debt extinguishment as a result of the rescission.
Advances from Related Parties
During 2024, the Company received non-interest-bearing cash advances from Decisive Point — Standard Nuclear II, LLC, a related party. As the advances were non-interest-bearing, the amount payable equaled the amount received.
In connection with the Series Seed Preferred Stock financing, on February 13, 2025, the Company reclassified a short-term cash advance of $1,263,500 from a related party, Decisive Point — Standard Nuclear II, LLC, together with a separate non-related-party short-term cash advance of $1,231,333, from liabilities to equity. The total reclassification of $2,494,833 was applied as additional consideration for Series Seed preferred equity. As of September 30, 2026 and December 31, 2025, no short-term cash advance liabilities remained outstanding.
Professional Services Agreement

During the second quarter of 2026, the Company approved a professional services agreement with a related party, who is the spouse of an officer, and at the time also a Company director, to provide project and schedule management support services for the Company’s manufacturing operations. The agreement has a performance period from April 1, 2026 through December 31, 2026 and provides for compensation of $13,600 per month, plus reimbursement of certain pre-approved expenses. The Company reported $54,400 and $95,200 of consulting expenses related to this agreement for the three and nine months ended September 30, 2026.

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
9. Related Party Transactions (cont.)
Related-Party Participation in Equity Financings
In connection with the Series Seed Preferred Stock financing that closed on February 13, 2025, related-party SAFE Note investors received an aggregate of 9,850,000 shares of Series Seed-1 Preferred Stock upon automatic conversion of their SAFE Notes, as described above. The conversion terms were identical to those applicable to all other SAFE Note investors.
On August 14, 2025, the Company completed its Series A Preferred Stock financing, issuing 26,948,464 shares of Series A Preferred Stock at $2.5976 per share for aggregate gross proceeds of approximately $70.0 million. Two entities within the Decisive Point affiliated group participated in the Series A Preferred Stock Financing on the same terms and conditions as all unrelated investors.
The related-party Series A Preferred Stock investment of approximately $8.8 million represents 12.6% of the total $70.0 million Series A round. Both entities purchased Series A Preferred Stock at the same price per share ($2.5976), with the same rights, preferences, privileges, and restrictions as all other Series A Preferred Stock investors, as set forth in the Series A Preferred Stock Purchase Agreement dated August 14, 2025.
On January 23, 2026, the Company completed its Series A-2 Preferred Stock financing, issuing 14,193,030 shares of Series A-2 Preferred Stock at $4.932 per share for aggregate gross proceeds of approximately $70.0 million. Two entities within the Decisive Point affiliated group participated in the Series A-2 Preferred Stock Financing on the same terms and conditions as all unrelated investors.
The related-party Series A-2 investment of approximately $5.0 million represents 7.1% of the total Series A-2 Preferred Stock round. Both entities purchased Series A-2 Preferred Stock at the same price per share ($4.932), with the same rights, preferences, privileges, and restrictions as all other Series A-2 Preferred Stock investors, as set forth in the Series A-2 Preferred Stock Purchase Agreement dated January 23, 2026.
Standard Nuclear x Framatome LLC

The Joint Venture is a related party of the Company. Under the Joint Venture's LLC Operating Agreement, the Company licenses intellectual property related to advanced fuel product technology and manufacturing know-how to the Joint Venture and leases specialized fuel-manufacturing equipment to the Joint Venture. During the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any license income or equipment lease income from the Joint Venture. As of September 30, 2026 and December 31, 2025, $0.1 million and $0 million, respectively, were due to the Joint Venture, and were included in Accounts Payable. See Note 4, Equity Method Investment, for additional discussion.

Neutroelectric, LLC

In September 2025, the Company entered into a Master Services Agreement (“MSA”) with Neutroelectric, LLC (“Neutroelectric”), pursuant to which Neutroelectric provides engineering and other services to the Company on a project basis under individually negotiated statements of work. Neutroelectric is owned and operated by the spouse of a Company officer and director. The MSA has a two-year term and provides for Neutroelectric to furnish services to the Company as an independent contractor, with compensation determined on a per-project basis as set forth in each statement of work. For the three and nine months ended September 30, 2026, the Company has incurred expenses of $515,405 and $718,505, respectively, under the MSA and related statements of work. The Company did not incur any expenses under the MSA for the three and nine months ended September 30, 2025.

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
9. Related Party Transactions (cont.)
On August 24, 2026, the Company entered into a second MSA with Neutroelectric, pursuant to which Neutroelectric will provide engineering support of Phase II to advance the Company’s nuclear fuel transport design toward NRC approval. Neutroelectric will provide services to the Company under the terms of individually negotiated statements of work. The agreement has an aggregate value of $3.7 million and terminates on the later of August 24, 2028, or the latest termination date set forth in an executed statement of work, subject to earlier termination as provided in the agreement.

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

During the period from April 2026 through June 30, 2026, while CTI was a related party, the Company incurred $0.1 million of costs under the Container Project. The costs are recorded in research and development expenses, net of $56,036 invoiced to CTI. All reimbursable amounts for the period from April 2026 through June 30, 2026, were received as of September 30, 2026. There were no comparable transactions during the nine months ended September 30, 2025.

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

In May 2026, in connection with Kevin Harrill's restricted stock purchase, the Company loaned Mr. Harrill the full purchase price of his shares under two promissory notes in the aggregate original principal amount of $1,538,898, bearing interest at 4.08% per annum, compounded annually. See Note 10, Share-Based Compensation. Each promissory note was secured by a pledge of the shares purchased thereunder, is 50% recourse to the applicable officer personally and 50% nonrecourse (secured solely by the pledged shares), and

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
9. Related Party Transactions (cont.)
was due in full on the ninth anniversary of issuance or earlier upon the occurrence of certain events, including termination of employment or closing of the Company's IPO.

In early July 2026, Ms. Marrocco and Mr. Terrani repaid their promissory notes in full, including accrued interest, in the amounts of $473,043 (consisting of $453,600 in principal and $19,443 in accrued interest) and $750,654 (consisting of $719,250 in principal and $31,404 in accrued interest), respectively. Mr. Harrill also repaid his promissory notes in full, including accrued interest, in the aggregate amount of $1,550,236 (consisting of $1,538,898 in principal and $11,338 in accrued interest). In total, the Company received $2,773,933 in repayment of these promissory notes, consisting of $2,711,748 in principal and $62,185 in accrued interest, in connection with the Company's IPO offering in July 2026.

As of September 30, 2026, the aggregate outstanding principal under these promissory notes was $0.

Because the Company may repurchase unvested shares at the original purchase price if the officer's service ends, the portion of the repayments attributable to unvested shares was recorded as an early exercise liability and is reclassified to additional paid-in capital as the shares vest. As of September 30, 2026, the early exercise liability related to 3,577,100 unvested shares was $2.0 million, of which $0.8 million is classified as current and $1.2 million as non-current.. During the three months ended September 30, 2026, $0.3 million was reclassified from the liability to additional paid-in capital as shares vested.

Investors' Rights Agreement

The Company is party to an Amended and Restated Investors' Rights Agreement, dated as of January 23, 2026 (the "Investor Rights Agreement"), by and among the Company and certain of its stockholders, including Kurt Terrani, the Company's CEO, Thomas Hendrix, the Company's Founder and Executive Chairman, Keeley Marrocco, the Company's Chief Operating Officer, and entities affiliated with Decisive Point Group, LLC, Welara Capital Partners, Fundomo, and Washington Harbour Partners, each of which beneficially owns more than 5% of the Company's capital stock. The Investor Rights Agreement granted the parties thereto demand, piggyback, and Form S-3 registration rights with respect to their shares. Upon closing of the IPO in July 2026, all provisions of the Investor Rights Agreement terminated other than the registration rights, which survive for five years from the date of the Company's final IPO prospectus or, with respect to any particular stockholder, until earlier eligibility for unrestricted resale under Rule 144.

10. Share-Based Compensation
All share and per-share amounts, including option and restricted stock quantities and exercise prices, have been retrospectively adjusted to reflect the stock split described in Note 1, Basis of Presentation and Principles of Consolidation.
2025 Stock Plan
In May 2025, the Company adopted the 2025 Stock Plan which authorized the issuance of incentive stock options, non-statutory stock options, and restricted stock to employees and consultants. Under the 2025 Stock Plan, the Company granted awards that are subject to annual, cliff-based vesting. The awards typically vest throughout four years of service. Share-based awards are payable in common stock at the discretion of the Board of Directors. Share-based awards are accounted for as compensation costs and are amortized on a straight-line basis over the vesting period. Additional information regarding the Company share-based compensation under the 2025 Stock Plan is included in Note 11, Share-Based Compensation, in the Company’s

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
10. Share-Based Compensation (cont.)
audited Consolidated Financial Statements for the year ended December 31, 2025, included in the Registration Statement.
2026 Equity Incentive Plan
On July 1, 2026, the Company's Board of Directors adopted, and on July 6, 2026 the Company's stockholders approved, the 2026 Plan, which became effective immediately prior to the closing of the IPO. The 2026 Plan authorizes the grant of incentive stock options, non-statutory stock options, stock appreciation rights, RSAs, RSUs, and stock bonuses to employees, directors, and independent contractors. In connection with the effectiveness of the 2026 Plan, the Company's 2025 Stock Plan was terminated; awards previously granted under the 2025 Stock Plan remain outstanding in accordance with their terms. The Company reserved 18,125,474 shares of Class A common stock for issuance under the 2026 Plan, including 9,134,602 shares subject to awards granted in connection with the IPO.

The Company’s share-based compensation expense for the periods presented was as follows:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Cost of revenue	$569,145	$361,367	$1,519,780	$441,671
Research and development costs	249,151	$—	249,151	$—
General and administrative costs	9,457,291	429,290	12,164,158	524,688
Total share-based compensation expense	$10,275,587	$790,657	$13,933,089	$966,359

In addition, share-based compensation of $0.2 million was capitalized to property and equipment during each of the three and nine months ended September 30, 2026. No share-based compensation was capitalized during the three and nine months ended September 30, 2025.

Issuance of Restricted Stock and Restricted Stock Units
In connection with the closing of the IPO, the Company approved the issuance of RSUs covering an aggregate of 9,134,602 shares of Class A common stock under its 2026 Plan to certain directors and officers, with a grant-date fair value of $15.00 per share. The RSUs generally vest over periods ranging from one to three years, subject to continued service.

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
10. Share-Based Compensation (cont.)

In May 2026, the Company issued restricted stock purchase rights to an officer under the 2025 Stock Plan to purchase 941,222 shares of Class B common stock at $1.635 per share and stock options for an aggregate of 305,790 shares of Class B common stock, generally at an exercise price of $1.635 per share. The restricted stock awards generally vest over four years, subject to continued service. The stock options generally vest over four years, with certain awards, subject to alternative vesting terms and/or certain acceleration provisions.

The summary of stock options and restricted stock under the Company’s 2025 Stock Plan and 2026 Plan as of September 30, 2026, and changes for the nine months then ended are presented as follows:

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
Stock Options	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at the beginning of the period	6,459,000	$0.21	—	$—
Granted	7,060,972	$0.96	6,534,000	$0.21
Exercised	161,248	$0.39	—	$—
Forfeited/expired	1,094,418	$0.61	—	$—
Outstanding at the end of the period	12,264,306	$0.60	6,534,000	$0.21
Exercisable at the end of the period	3,308,844	$0.30	—	$—

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the period	5,585,000	$0.76	—	$—
Granted	10,157,710	$10.04	5,585,000	$0.97
Vested	2,989,122	$0.91	—	$—
Forfeited/expired	22,000	$11.55	—	$—
Outstanding at the end of the period	12,731,588	$8.11	5,585,000	$0.97
As of September 30, 2026, 3,577,100 shares of restricted stock purchased by officers with promissory notes remained unvested and subject to repurchase by the Company at the original purchase price. These shares are included in restricted stock outstanding in the table above. See Note 9, Related Party Transactions.

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
10. Share-Based Compensation (cont.)
The weighted average unrecognized compensation cost at September 30, 2026, for stock options and restricted stock was as follows:

	Amount	Weighted Average Remaining Recognition Period (Years)
Stock options	$16,076,327	3.05
Restricted stock	95,931,683	2.85
Total compensation cost	$112,008,010	2.88
Assumptions used in determining the fair value of stock options granted for the three months ended September 30, 2026 and 2025 were as follows:

Assumption	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Expected volatility	N/A	N/A
Expected term (years)	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected dividend yield	N/A	N/A
Weighted Average Grant-Date Fair Value	N/A	N/A
Assumptions used in determining the fair value of stock options granted for the nine months ended September 30, 2026 and 2025 were as follows:

Assumption	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Expected volatility	110.0%	110.0%
Expected term (years)	7	7
Risk-free interest rate	4.29% - 4.50%	4.17%
Expected dividend yield	—%	—%
Weighted Average Grant-Date Fair Value	$2.590	$0.921

2026 Employee Stock Purchase Plan
On July 1, 2026, the Company’s Board of Directors adopted and on July 2, 2026, the Company’s stockholders approved the ESPP, which became effective upon the closing of the IPO. The ESPP provides an opportunity to employees and eligible service providers to purchase shares of Class A common stock. The Company reserved 5,437,642 shares of Class A common stock for issuance under the ESPP. As of September 30, 2026, no shares have been issued under the ESPP.

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
11. Income Taxes

The Company accounts for income taxes in interim periods under ASC 740-270, Income Taxes – Interim Reporting, which generally requires us to apply an estimated annual consolidated effective tax rate to consolidated pre-tax income. The estimated annual effective tax rate for the three and nine months ended September 30, 2026 and 2025, were 0% and 0%, respectively. The difference between the Company's effective tax rate and the statutory rate is primarily driven by the valuation allowance established against U.S. federal and state deferred income tax assets. The Company recorded no income tax expense or benefit for the three and nine months ended September 30, 2026 and 2025, respectively.
The Company did not have any material income taxes paid in 2026 or for the period from July 15, 2024 (inception) through September 30, 2025.
12. Net Loss per Share
Net loss per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. In calculating diluted net loss per share, the number of shares is increased by the weighted average number of potential common shares related to stock compensation awards including RSAs, RSUs, and stock options, and through the date of the IPO, the number of shares of common stock that would be issued upon conversion of the preferred stock. For further details, refer to Note 10, Share-Based Compensation and Note 7, Redeemable Preferred Stock.

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

The weighted-average number of common stock and common stock equivalent shares used in the calculation of basic and diluted net loss per share were as follows:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Numerator:
Net loss	$(13,063,478)	$(3,244,834)	$(24,196,214)	$(13,158,560)

Denominator:
Average common shares outstanding – basic *	134,924,112	28,000,000	64,033,612	28,000,000
Average common shares outstanding – diluted	134,924,112	28,000,000	64,033,612	28,000,000

Net loss per common share – basic and diluted	$(0.10)	$(0.12)	$(0.38)	$(0.47)

*Weighted-average shares outstanding includes vested restricted stock awards and restricted stock units from the date of vesting.
The two-class method does not change the net loss per share calculation because Class A and Class B have identical economic rights.

Standard Nuclear, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
12. Net Loss per Share (cont.)
Diluted weighted-average common shares outstanding for the three and nine months ended September 30, 2026 excludes 24,995,894 shares of common stock issuable under the Company’s 2025 Stock Plan and 2026 Plan, as the Company reported a net loss for the period. Diluted average common shares outstanding for the three and nine months ended September 30, 2025, excludes 12,119,000 shares of common stock issuable under the Company’s 2025 Stock Plan, as the Company reported a net loss for the period.
13. Segment Information
For the three and nine months ended September 30, 2026 and 2025, the Company determined that it operates as a single operating and reportable segment, as it is engaged in a single business activity of TRISO production. The Consolidated Statements of Operations is presented to the Company’s CODM without further disaggregation. The Company’s CODM is its CEO, who is responsible for making strategic operating decisions, allocating resources, and assessing financial performance. Specifically, the CODM uses revenue and net income at a consolidated level, as key financial metrics to make operating decisions and identify growth opportunities as management believes that such information is the most relevant in evaluating operating performance relative to other entities that operate within these industries.
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
14. Subsequent Events
The Company evaluated subsequent events and transactions occurring after September 30, 2026 through the date these Unaudited Condensed Consolidated Financial Statements were issued. The Company did not identify any subsequent events that require recognition or disclosure in the Unaudited Condensed Consolidated Financial Statements.

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
ADDITIONAL INFORMATION

The Company is subject to the reporting and information requirements of the Exchange Act and, as a result, is obligated to file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports and information with the SEC, as well as amendments to those reports. The Company makes these filings available free of charge through our website at https://www.standardnuclear.com as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC. The Company also uses its website as a means of disclosing material non-public information and to comply with our disclosure requirements under Regulation FD. Information on our website does not constitute part of this Quarterly Report on Form 10-Q. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy, and information statements, and other information regarding issuers that file electronically.

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all directors, officers and employees of the Company. This Code is available on the Company’s website at https://www.standardnuclear.com. Any amendment to, or waiver of, this Code will be disclosed by the Company on this website.

Overview
Standard Nuclear, Inc. is a leading independent advanced nuclear fuel company and the only company in the United States with industrial-scale TRISO manufacturing facilities to date, based on our commercialized manufacturing capability supported by production-grade equipment, established processes, and facility infrastructure designed for sustained, high-throughput output and scalable expansion. We design, engineer, and manufacture advanced nuclear fuels with a primary focus on TRISO fuel that is utilized by Advanced Reactors, and we believe we are the only participant in the market that is currently positioned to be able to work with and develop fuel for any developer of an SMR, microreactor or other Advanced Reactor. As of the date of this

Table of Content
Quarterly Report on Form 10-Q, we operate the only dedicated, privately funded, industrial scale TRISO production line in the U.S. and produced and shipped fuel for Advanced Reactor demonstrations scheduled for 2026, with additional TRISO production capacity expected to come online in February 2027.

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

In addition, in general, we do not directly procure or source uranium for the nuclear fuel we manufacture. Our customers are generally responsible for procuring enriched uranium feedstock, which we then convert into nuclear fuel for our customers to use in their reactors for their various commercial needs. Our business model is based on long-term fuel supply arrangements under which our customers deliver feedstock to us and purchase finished fuel products, typically priced on a kgU basis and adjusted for enrichment level, final fuel form, and other specified requirements. We expect long-term unit economics to improve through automation, yield optimization, and replication of standardized fuel manufacturing modules that we have developed. We do not have direct commercial exposure to uranium price volatility, focusing instead on fabrication and fuel engineering services within the nuclear fuel value chain.

Fuel specifications are typically defined early in the reactor development process and require close coordination with our customers, resulting in structured commercial arrangements that may include Fuel Development Agreements and Fuel Sales Agreements with related non-refundable customer deposit arrangements entered into up to 24 months in advance of fuel delivery. In addition to the customer deposit payments required upon order, our Fuel Supply Agreements structure includes milestone-based payments throughout the process and, in certain cases, off ramp payments should a customer choose to cancel early. These payments are intended to support our engineering, qualification and production planning activities and we believe this commercial structure supports disciplined capacity planning and reduces demand uncertainty.

For the nine months ended September 30, 2026, we primarily generated revenue from the conduct of our nuclear fuel manufacturing operations at our initial Oak Ridge facility, consisting of deliveries of TRISO fuel and work performed for our customers under both fuel supply agreements and fuel development agreements. We also engaged in certain nuclear service support and consultation services, which did not generate any material revenue. For the nine months ended September 30, 2025, we primarily generated revenue from the conduct of our nuclear fuel manufacturing operations at our initial Oak Ridge facility, consisting of work performed for our customers under fuel development agreements and research and development projects performed for U.S. government agencies.

Table of Content
We are designated as a prime contractor to the DOE under an OTA, supporting advanced fuel development and availability of advanced fuel supply for Advanced Reactors. See “Business — Government Regulation and Nuclear Materials Compliance — Nuclear Safety Regulation under the DOE” in our Registration Statement for additional information.
We participate in federal HALEU supply-chain programs and maintain Qualified Supplier List (“QSL”) status with various commercial entities, federally funded research and development centers (“FFRDCs”) and other government-related agencies, enabling direct engagement on development, demonstration, and deployment programs.
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
Recent Developments
IPO
On July 16, 2026, our Class A common stock began trading on the NYSE under the symbol “STDN”. On July 17, 2026, we closed our IPO, in which we issued and sold of 10.0 million shares of Class A common stock at $15.00 per share, generating net proceeds of $137.4 million, after deducting underwriting discounts, commissions, and offering expenses. See Note 8, Stockholders’ Equity, for additional information. Our capabilities position us at the fuel manufacturing layer of the nuclear value chain, supporting Advanced Reactor developers and end customers with scalable domestic fuel supply solutions. Our disciplined, repeatable and reliable manufacturing process converts enriched uranium feedstock into finished fuel products in accordance with nuclear-grade safety, quality, and regulatory frameworks.
Commencement of operations and government support

In August 2025, we were selected as a supplier for the DOE Office of Nuclear Energy’s previously announced Fuel Line Pilot Program, and we entered into the OTA as a prime contractor to the DOE in September 2025 to build, operate, and commission advanced fuel fabrication facilities at our Oak Ridge facility and Idaho facility. Additionally, the Fuel Line Pilot Program also directly supports DOE’s Reactor Pilot Program, which aimed to have at least three advanced reactor designs achieve criticality by July 4, 2026, a goal

Table of Content
DOE announced was met in July 2026, and both pilot programs are intended to advance the implementation of executive orders designed to reform reactor testing and deploy nuclear technologies for national security.
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
Framatome Joint Venture
In September 2025, we established the Joint Venture with Framatome that operates the Richland SN-F Facility. The Richland SN-F Facility benefits from our modular equipment while leveraging Framatome’s decades of experience in light-water reactor fuel production. By utilizing Framatome’s existing infrastructure and commercial relationships, the Joint Venture can help integrate the Company into an established global value chain. In September 2024, Framatome, the 10 CFR Part 70 licensee for the Richland SN-F facility, submitted a license amendment request to the NRC for approval to amend Framatome’s existing NRC license to permit the manufacturing of our advanced fuel products, including TRISO, at the Richland SN-F facility.
Following the NRC's July 2026 approval of a license amendment that authorizes TRISO fabrication at enrichments just under 10 weight percent U-235 at Framatome's Richland, Washington facility, the Company's joint venture with Framatome continued preparations to begin production of TRISO-based fuels at the site in 2027, with initial capacity of approximately one MTU annually, expandable to two MTU annually, incremental to the Company’s wholly-owned production facilities.

Nuclear thermal propulsion fuel for NASA

The Company fabricates fuel for NASA pursuant to its contract with Battelle Energy Alliance, the operator of Idaho National Laboratory under NASA’s Nuclear Thermal Propulsion (“NTP”) program. Standard Nuclear delivered its first fuel kernels in the third quarter, with further deliveries scheduled. NTP relies on fuel engineered to withstand extreme core temperatures while transferring heat directly to a hydrogen propellant. Capable of unlocking long-duration and deep-space missions, NTP engines depend fundamentally on advanced fuels and high-temperature materials as the critical path to flight viability. The Company views the program as a foundational piece of its space nuclear fuel line, alongside its terrestrial TRISO business, and is supporting additional space reactor developers, programs, and initiatives.

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

Table of Content
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

Surplus Plutonium Utilization Program

Negotiations with DOE under the Surplus Plutonium Utilization Program, for which the Company was selected in the second quarter, continued during the third quarter. The program makes designated surplus plutonium available to industry for conversion into advanced reactor fuel, and the Company, the only participant without a proprietary reactor program, expects to fabricate plutonium-based TRISO as an independent supplier to any advanced reactor developer using the material. Selection is for negotiation and does not constitute a contract award.

In addition, ARPA-E has selected the Company for approximately $7.0 million to develop mixed oxycarbide TRISO fuel incorporating recycled transuranic elements and uranium feedstocks, for high-temperature gas reactors. The project advances fabrication methods for incorporating recycled transuranic material (including plutonium) into TRISO particles, supporting scalable production of fuel from recycled nuclear materials and expanding the potential domestic supply of high-performance particle fuel.

First Commercial TRISO Delivery with HALEU Feedstock

In June 2026, we completed our first commercial delivery of approximately 100 lbs. (50 kgU) of TRISO fuel with HALEU feedstock to Radiant Industries, Inc. (“Radiant”), a leading developer of advanced nuclear technologies, at the National Reactor Innovation Center’s Demonstration of Microreactor Experiments (DOME) facility located at Idaho National Laboratory. In the third quarter, the Company completed delivery of a full reactor core load of TRISO fuel for Radiant’s Kaleidos microreactor, the first complete reactor core of commercially produced TRISO fuel supplied by an independent U.S. manufacturer. On October 29, 2026, Radiant announced that DOE approved the Kaleidos Documented Safety Analysis for full-power operation; DOE's readiness review, fueling and the test campaign come next..

Acquisition of Real Property

The Company also continued to expand its Oak Ridge campus. On July 21, 2026, Standard Property Holdings I, LLC completed the acquisition of real property located at 100 Europia Avenue, Oak Ridge, Tennessee, a 5.45-acre property with an approximately 51,000-square-foot building, consisting of land and an existing building, from 100 Heritage Center, LLC, an unaffiliated third party, for a contract purchase price of $5.5 million. The property adds space for non-radiological operations and brings the Company's Oak Ridge holdings to more than 50 acres, providing room for future production modules. The transaction was funded with cash on hand and was not financed with mortgage or other third-party debt. After giving effect to a $0.2 million earnest money deposit previously paid, the Company paid approximately $5.3 million in cash at closing.

Fuel Supply Agreement

On August 20, 2026, Radiant and the Company entered into a definitive fuel supply agreement for the supply of multi-metric tons of TRISO fuel, converting into definitive form a binding term sheet executed in May 2026, as amended, for the fabrication and delivery of HALEU TRISO fuel to be delivered through 2031. Because the binding term sheet was executed during the second quarter, the firm commitment and optional amounts were already reflected in Funded Backlog and Purchase Options Under Executed Contracts as of June 30, 2026, and the execution of the definitive agreement did not increase Total Contract Backlog.

Table of Content

On August 26, 2026, we entered into a fuel supply agreement with Antares Nuclear, Inc. (“Antares”) for the fabrication and delivery of one MTU (1,000 kgU) of HALEU TRISO fuel, with an option for Antares to purchase up to seven additional MTU (7,000 kgU). Antares is required to take delivery of the firm quantity by December 31, 2030. The option is exercisable in one MTU increments by written notice no later than December 31, 2027, with deliveries of exercised quantities beginning as early as 2028. If all seven optional MTU are exercised, the full eight MTU would be under firm commitment by December 31, 2027, and the agreement permits delivery of the full quantity on or before December 31, 2030. The agreement establishes contractual pricing for optional quantities, with fixed pricing through 2030 and a stated target price subject to a floor and ceiling thereafter. The agreement superseded a non-binding arrangement reflected in Unfunded Backlog as of June 30, 2026; giving effect to the agreement, the firm quantity is included in Funded Backlog and the optional quantities in Purchase Options Under Executed Contracts in the amounts presented as of September 30, 2026.

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
Facility commissioning and production ramp-up
Our near-term growth depends on our ability to commission and expand operations at our Oak Ridge facility and our SN-ID facility and to bring additional manufacturing capacity online in accordance with our operating plan. The timing of facility readiness, throughput increases, process yields and workforce ramp-up will affect the timing of revenue generation, our operating costs and our margin profile. Delays in commissioning, lower-than-expected yields or slower-than-expected capacity expansion could defer revenue, increase costs and require additional capital.
On July 22, 2026, the Company announced construction was substantially complete for SN-TN and for SN-ID, two new identical facilities, each starting at up to one MTU per year and designed to scale to 2.5 MTU each, for a combined capacity of up to five MTU per year. All long-lead manufacturing-module equipment for both facilities has been procured and is in hand. At SN-TN, module installation is ongoing, with most long-lead module installation already complete. At SN-ID, module installation will follow. DOE has approved the Preliminary Documented Safety Analysis for both facilities. On November 6, 2026, the Company submitted the final Documented Safety Analysis for SN-TN; because the facilities are templated and replicable, the SN-ID submission follows the same construct and will be submitted shortly thereafter. The remaining steps are DOE’s review of that submission and an Operational Readiness Review. Before authorization, the Company is able to run natural uranium through its modules, so it expects to begin HALEU TRISO production once it receives final authorization. Once fully authorized, both facilities are intended to operate as Hazard Category 2 nuclear facilities. The Company targets receiving DOE authorization to operate at both SN-TN and SN-ID in February 2027.
The Company’s SN-0 facility in Oak Ridge produces TRISO fuel with capacity of up to 0.5 MTU annually. SN-0 operates at just above 25% of its 0.5 MTU annual capacity, reflecting the early stage of customer deliveries rather than any production constraint. Alongside TRISO production, SN-0 continues to carry the Company’s fuel development work, which is how fuel development customers can progress toward fuel supply agreements, and the fabrication of other advanced fuel forms, which extends the Company’s capabilities to additional opportunities.

Table of Content
DOE OTA and government-supported development
As noted above, in September 2025, we entered into the OTA with the DOE to build, operate and commission advanced fuel fabrication facilities at our Oak Ridge and Idaho facilities. The timing and amount of funding, milestone achievement, required expenditures and any Company cost-share or other performance obligations under the OTA may materially affect our results of operations, liquidity and capital requirements. In addition, the OTA may be terminated by either party upon 30 days’ written notice. Any modification, delay or termination of the OTA could adversely affect our operating plan and increase our liquidity needs, particularly to the extent we have incurred or committed expenditures in anticipation of program activity.

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

From time to time, we pause production, or suspend certain process lines, operations or production activities at our facilities, to conduct scheduled maintenance, equipment inspections, repairs, upgrades and the installation of new equipment or infrastructure. We may also pause or reduce certain activities to conduct personnel training and qualification, implement procedure or process changes, perform physical inventory and material control and accounting activities, and complete other activities that support safe, compliant and reliable operations. Where practicable, we schedule these pauses in advance and coordinate them with our production plans and customer delivery commitments, and we seek to minimize their duration.

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

Table of Content
Entry into new customer commitments and increased Total Contract Backlog

Total Contract Backlog grew to $577.2 million at September 30, 2026 from $241.5 million at June 30, 2026. Over the same period, Funded Backlog grew to $119.6 million from $61.9 million.

The growth reflects the conversion of previously disclosed Qualified Pipeline opportunities into executed contracts, together with the execution of definitive agreements against arrangements that were previously non-binding. The Company continues to pursue a Qualified Pipeline of prospective fuel orders under negotiation, directly and through its joint venture with Framatome.

At September 30, 2026, the Company's Qualified Pipeline of prospective fuel orders in active discussion is approximately $844.7 million, compared to approximately $986.3 million at June 30, 2026. Accordingly, the $141.6 million decrease in Qualified Pipeline reflects conversion of Qualified Pipeline opportunities into executed contracts rather than a reduction in prospective demand. Over the same period, Total Contract Backlog increased by $335.7 million. Together, Total Contract Backlog and Qualified Pipeline represent approximately $1.4 billion of the Company’s estimated serviceable addressable market of $3.2 billion through 2030. The Qualified Pipeline is not included in Total Contract Backlog, and the serviceable addressable market estimate is inclusive of, and not incremental to, Total Contract Backlog and Qualified Pipeline. See also Recent Developments - Fuel Supply Agreement.

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

Components of Results of Operations
Revenue. For the nine months ended September 30, 2026, we primarily generated revenue from the conduct of our nuclear fuel manufacturing operations at our initial Oak Ridge facility, consisting of work performed for our customers under fuel supply agreements, fuel development agreements, and research and development projects performed for U.S. government agencies.
Cost of Revenue. We incur costs related to the services we provide for our customers. These costs include labor and other employee related costs, materials and certain consulting costs in support of these services.
General and Administrative costs. General and administrative costs primarily consist of personnel-related costs, including salaries, benefits, and share-based compensation costs, for executive leadership and employees in legal, finance, accounting, operations, human resources, information technology, and other administrative functions. In addition, these expenses include allocated facility costs and costs of consultants and advisors. General and administrative costs are expensed as incurred.
Research and Development expenses. Research and development expenses largely represent personnel and materials costs. Ongoing research and development costs are expensed as incurred. Development costs are recognized as assets when we can demonstrate technical feasibility and that the asset will generate probable future economic benefits. There were no research and development expenses in the nine months ended September 30, 2025.

Income Tax expense (benefit). The provision for income taxes represents income taxes for the current year plus the change in deferred taxes during the year. The Company has not recorded any income tax expense (benefit).

Table of Content
Results of Operations
Amounts presented in this section are rounded to the nearest $0.1 million. Individual components may not sum to totals due to rounding.

For the three months ended September 30, 2026, our operational activity was primarily focused on work performed for our customers under fuel development agreements and scaling to meet our customers’ demands for TRISO fuel. Our expenditures for the three months ended September 30, 2026, included, but were not limited to:
•General and administrative costs of $15.5 million primarily due to share-based compensation expense, third-party consulting fees and personnel costs.
•Cost of revenue of $4.2 million related to TRISO fuel produced and services provided to our customers.
•Share-based compensation expense of $9.5 million classified as General and administrative costs and $0.6 million classified as a Cost of revenue.

For the three months ended September 30, 2025, we were scaling our operation to meet the requirements of our new contracts with customers and U.S. government agencies. The expenditures for the three months ended September 30, 2025, include, but were not limited to:
•General and administrative costs equaling $1.8 million primarily due to personnel costs, legal and professional fees.
•Cost of revenue of $2.4 million primarily due to work performed on newly signed customer contracts.

Table of Content
Comparison of Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025
The following table sets forth the components of our Consolidated Statements of Operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025

Product Revenue	$3,718,831	$—
Service Revenue	2,245,648	875,299
Total Revenue	5,964,479	875,299
Cost of Revenue	4,159,021	2,354,082
Gross Profit (Loss)	1,805,458	(1,478,783)
General and administrative costs	15,455,168	1,766,051
Research and development expenses	1,418,748	—
Loss from operations	(15,068,458)	(3,244,834)
Other expense (income):
Interest income	(2,002,174)	—
Other income	(2,806)	—
Loss before income tax benefit	(13,063,478)	(3,244,834)
Income tax benefit	—	—
Net loss	$(13,063,478)	$(3,244,834)
Weighted average common shares outstanding – basic and diluted	134,924,112	28,000,000
Basic and diluted net loss per share	$(0.10)	$(0.12)

Revenue
Revenue increased to $6.0 million for the three months ended September 30, 2026, compared to $0.9 million for the three months ended September 30, 2025. The $5.1 million increase in revenue reflects $3.7 million of product revenue primarily related to deliveries of TRISO under one fuel supply agreement, and a $1.4 million increase in work performed under fuel development contracts and research and development projects performed for U.S. government agencies. See also Note 2 — Revenue Recognition, in our Consolidated Financial Statements for additional discussion.

Cost of Revenue
Cost of revenue increased to $4.2 million for the three months ended September 30, 2026, compared to $2.4 million for the three months ended September 30, 2025. The increase reflects the scale-up of production operations at SN-0 as the Company qualified processes and manufactured its first commercial reactor core. The $1.8 million increase was primarily attributable to a $1.2 million increase in engineering and related consulting fees and a $0.5 million increase in payroll and related benefit costs, offset by a $0.1 million decrease in production supplies and facility-related costs. The decrease in production supplies and facility-related costs includes a $0.5 million out-of-period adjustment that reduced depreciation expense for certain machinery and equipment at the Company's Idaho and Tennessee facilities that had not yet been placed in service. The remaining increase was comprised of a number of individually smaller items, the largest of which was an increase in software and technology costs.

Table of Content
Gross Profit (Loss)

Gross profit was $1.8 million for the three months ended September 30, 2026, compared to a gross loss of $1.5 million for the three months ended September 30, 2025. This marked the Company’s second quarter of gross profit, reflecting its first commercial product deliveries.

General and Administrative Costs

General and administrative costs increased to $15.5 million for the three months ended September 30, 2026, compared to $1.8 million for the three months ended September 30, 2025. The $13.7 million increase was primarily attributable to a $9.0 million increase in share-based compensation expense and a $3.5 million increase in payroll and related benefit costs. The remaining increase was comprised of a number of individually smaller items, the largest of which was an increase in business insurance expense. These increases reflect the build-out of the internal infrastructure required to operate as a public company, including the addition of finance, accounting, legal and compliance capability, incurred in advance of scalable commercial deployment.

Research and Development Expenses

Research and development expenses were $1.4 million for the three months ended September 30, 2026, compared to no research and development expenses for the three months ended September 30, 2025. The expenses consist of internal labor and process engineering work to establish and qualify the manufacturing processes required to bring SN-TN and SN-ID into commercial production, including the preparation of the facilities' licensing and authorization deliverables required under the Company's OTA with the Department. This work supported the Department's approval of the Preliminary Documented Safety Analysis for both facilities and the commencement of Final Documented Safety Analysis preparation at each site, ahead of the Department's readiness review. This investment underpins the Company's templated and replicable facility model, which is designed to bring a standard production facility online in approximately 11 months and to reduce the time and cost of each subsequent increment of capacity.

Loss from Operations

Loss from operations was $15.1 million for the three months ended September 30, 2026, compared to $3.2 million for the three months ended September 30, 2025. The $11.8 million change reflects $15.1 million of incremental general and administrative costs and research and development expenses, consisting of the public company infrastructure build-out and the process qualification work required to authorize SN-TN and SN-ID, and a $1.8 million increase in cost of revenue, partially offset by a $5.1 million increase in revenue. This spending was incurred ahead of the production revenue the two new facilities are expected to generate upon receipt of an authorization to operate.
Other Expense (Income)

The Company recorded net other income of $2.0 million for the three months ended September 30, 2026, which is attributable to interest income, driven by the Company’s net proceeds from its July 2026 IPO. Net other expense was insignificant for the three months ended September 30, 2025.

Income Tax Benefit

The Company recorded no income tax benefit or expense for three months ended September 30, 2026 and the three months ended September 30, 2025.

Table of Content
Net Loss and Net Loss per Share

Net loss was $13.1 million, or $(0.10) per share, for the three months ended September 30, 2026, compared to $3.2 million, or $(0.12) per share, for the three months ended September 30, 2025, an increase of $9.8 million. The increase reflects a $13.7 million increase in general and administrative costs, $1.4 million of research and development expenses and a $1.8 million increase in cost of revenue, partially offset by a $5.1 million increase in revenue and a $2.0 million favorable change in other income, net.

Per share amounts are based on weighted average shares outstanding of 134,924,112 for the three months ended September 30, 2026, which mostly reflect the Company's post-IPO capital structure. In connection with the IPO, all outstanding shares of preferred stock converted into common stock, and the Company issued 10.0 million shares of Class A common stock in the offering. As a result, approximately 154.3 million shares of common stock were outstanding following the offering. Per share amounts for periods presented are therefore not comparable to periods following the offering.

Comparison of Nine Months Ended September 30, 2026 to Nine Months Ended September 30, 2025
The following table sets forth the components of our Consolidated Statements of Operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Product Revenue	$6,820,572	$—
Service Revenue	4,473,500	1,806,163
Total Revenue	11,294,072	1,806,163
Cost of Revenue	10,717,824	4,697,484
Gross Profit (Loss)	576,248	(2,891,321)
General and administrative costs	24,807,793	3,404,781
Research and development expenses	3,376,643	—
Loss from operations	(27,608,188)	(6,296,102)
Other expense (income):
Increase in fair value of SAFE Notes	—	7,725,000
Gain on extinguishment of debt	—	(853,000)
Interest income	(3,409,168)	—
Other income	(2,806)	(9,542)
Loss before income tax benefit	(24,196,214)	(13,158,560)
Income tax benefit	—	—
Net loss	(24,196,214)	(13,158,560)
Weighted average common shares outstanding – basic and diluted	64,033,612	28,000,000
Basic and diluted net loss per share	$(0.38)	$(0.47)

Revenue
Revenue increased to $11.3 million for the nine months ended September 30, 2026, compared to $1.8 million for the nine months ended September 30, 2025. The $9.5 million increase in Revenue was primarily related to product revenue related to deliveries of TRISO under one fuel supply agreement, including the Company's first commercial delivery, and a $2.7 million increase in work performed under customer fuel

Table of Content
development contracts and projects performed for U.S. government agencies. See also Note 2 — Revenue Recognition, in our Consolidated Financial Statements for additional discussion.
Cost of Revenue
Cost of revenue increased to $10.7 million for the nine months ended September 30, 2026, compared to $4.7 million for the nine months ended September 30, 2025. The increase in cost of revenue was driven by growth in the Company's business operations reflecting the scale-up of production operations as the Company qualified processes and manufactured its first commercial reactor core. The $6.0 million increase was primarily attributable to a $1.7 million increase in production supplies and facility-related costs, $1.7 million increase in engineering and related consulting fees, $1.3 million increase in payroll and related benefit costs, and a $1.1 million increase in share-based compensation expense. The increase in production supplies and facility-related costs is net of a $0.5 million out-of-period adjustment that reduced depreciation expense for certain machinery and equipment at the Company's Idaho and Tennessee facilities that had not yet been placed in service. The remaining increase was comprised of a number of individually smaller items.

Gross Profit (Loss)

Gross profit was $0.6 million for the nine months ended September 30, 2026, compared to a gross loss of $2.9 million for the nine months ended September 30, 2025. Gross profit for the nine months ended September 30, 2026 includes first quarter costs for process qualification and production scale-up, without corresponding commercial product deliveries.

General and Administrative Costs

General and administrative costs increased to $24.8 million for the nine months ended September 30, 2026, compared to $3.4 million for the nine months ended September 30, 2025. The $21.4 million increase was primarily attributable to a $11.6 million increase in share-based compensation expense, a $5.5 million increase in payroll and related employee benefit costs, a $2.6 million increase in third-party consulting fees related to the Company’s transition to a public company, and a $1.6 million increase in other costs, including franchise and other taxes, marketing, information technology, travel, investor relations, and business development. These increases reflect the build-out of the internal infrastructure required to operate as a public company across the finance, accounting, legal and compliance functions, incurred in advance of scalable commercial deployment.

Research and Development Expenses

Research and development expenses were $3.4 million for the nine months ended September 30, 2026, compared to no research and development expenses for the nine months ended September 30, 2025. The expense reflects investment in establishing and qualifying the manufacturing processes required to bring SN-TN and SN-ID into commercial production, including internal labor incurred in preparing the facility licensing and authorization deliverables required under the Company's OTA with the Department. This investment underpins the Company's templated and replicable facility model, which is designed to bring a standard production facility online in approximately 11 months.

Table of Content
Loss from Operations

Loss from operations was $27.6 million for the nine months ended September 30, 2026, compared to $6.3 million for the nine months ended September 30, 2025. The $21.3 million increase was primarily attributable to a $21.4 million increase in general and administrative costs, $6.0 million increase in cost of revenue, and $3.4 million of research and development expenses, partially offset by a $9.5 million increase in revenue. These costs reflect the scale-up of production operations at SN-0 in support of the Company's first commercial deliveries, the process qualification work required to authorize SN-TN and SN-ID, and the build-out of public company infrastructure, each incurred ahead of the production revenue the Company's new facilities are expected to generate.

Other Expense (Income)

The Company recorded net other income of $3.4 million for the nine months ended September 30, 2026, which is primarily attributable to interest income, driven by the Company’s net proceeds from its July 2026 IPO. Net other expense was $6.9 million for the nine months ended September 30, 2025, primarily attributable to the $7.7 million increase in the fair value of the SAFE Notes, partially offset by a $0.9 million gain on extinguishment of debt.

Income Tax Benefit

The Company recorded no income tax benefit or expense for the nine months ended September 30, 2026 and the nine months ended September 30, 2025.

Net Loss and Net Loss per Share

Net loss was $24.2 million, or $(0.38) per share, for the nine months ended September 30, 2026, compared to $13.2 million, or $(0.47) per share, for the nine months ended September 30, 2025, an increase of $11.0 million. The increase in net loss reflects a $21.3 million increase in loss from operations, driven by higher cost of revenue, general and administrative costs, and research and development expenses, partially offset by a $10.3 million favorable change in other income (expense), net, attributable to non-operating charges recognized in the prior-year period that did not recur.

Per share amounts are based on weighted average shares outstanding of 64,033,612 for the nine months ended September 30, 2026, which reflect the impact of the Company's IPO and are not comparable to periods following the IPO, after which approximately 154.3 million shares of common stock were outstanding.

Non-GAAP Financial Measures

In assessing the performance of our business, we use non-GAAP financial measures that are derived from our consolidated financial statements prepared in accordance with GAAP. We consider these non-GAAP financial measures to be useful metrics for management and investors to facilitate operating performance comparisons from period to period by excluding non-cash share-based compensation expense, the amount of which depends on the timing of equity awards and the price of our common stock rather than on the operating activity of the period. We use these non-GAAP measures for business planning purposes, in measuring our performance relative to that of our peers, and to help investors understand the nature of our growth. We recognize that these non-GAAP financial measures may be calculated differently by other companies and may be used for different purposes, thereby affecting their comparability from company to company.

Table of Content
In connection with our initial public offering in July 2026, we granted RSUs to our executive officers, directors and employees, and a portion of certain awards vested upon closing of the offering. These awards were granted in connection with a single event, the IPO; however, the related expense will continue to be recognized over the awards’ remaining vesting periods and will be reflected in our results in future periods. Adjusted gross profit, adjusted gross margin, adjusted general and administrative costs and adjusted operating loss excluding IPO-award share-based compensation remove this expense; the same measures excluding all share-based compensation also remove the expense on all other awards. Adjusted gross margin is adjusted gross profit divided by revenue. The amounts excluded, by income statement line item, are shown in the supplemental table. These measures are not prepared in accordance with GAAP, should not be considered in isolation or as a substitute for the most directly comparable GAAP measures, and should be read with the reconciliations below.

Reconciliation of GAAP to Non-GAAP Measures

The following table reconciles adjusted gross profit, adjusted gross margin, adjusted general and administrative costs and adjusted operating loss, each excluding all share-based compensation, to gross profit, gross margin, general and administrative costs and operating loss, the most directly comparable GAAP measures, for the three and nine months ended September 30, 2026 and 2025.

Table of Content

Standard Nuclear, Inc.
Reconciliation of GAAP to Non-GAAP Measures (Unaudited)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Revenue	$5,964,479	$875,299	$11,294,072	$1,806,163
Cost of revenue	4,159,021	2,354,082	10,717,824	4,697,484
Gross profit (loss)	1,805,458	(1,478,783)	576,248	(2,891,321)
Gross margin %	30%	(169)%	5%	(160)%
General and administrative costs	15,455,168	1,766,051	24,807,793	3,404,781
Research and development	1,418,748	—	3,376,643	—
Operating loss	$(15,068,458)	$(3,244,834)	$(27,608,188)	$(6,296,102)

Reconciliation of GAAP to non-GAAP measures
Gross profit (loss) (GAAP)	$1,805,458	$(1,478,783)	$576,248	$(2,891,321)
Add: share-based compensation in cost of revenue — IPO awards	114,596	—	117,927	—
Adjusted gross profit (loss), excluding IPO-award share-based compensation	$1,920,054	$(1,478,783)	$694,175	$(2,891,321)
Adjusted gross margin %	32%	(169)%	6%	(160)%
Add: share-based compensation in cost of revenue — other awards	454,549	361,367	1,401,853	441,671
Adjusted gross profit (loss), excluding all share-based compensation	$2,374,603	$(1,117,416)	$2,096,028	$(2,449,650)
Adjusted gross margin %	40%	(128)%	19%	(136)%

General and administrative costs (GAAP)	$15,455,168	$1,766,051	$24,807,793	$3,404,781
Less: share-based compensation in general and administrative costs - IPO awards	(7,718,776)	—	(7,729,945)	—
Adjusted general and administrative costs, excluding IPO-award share-based compensation	7,736,392	1,766,051	17,077,848	3,404,781
Less: share-based compensation in general and administrative costs - other awards	(1,738,515)	(429,290)	(4,434,213)	(524,688)
Adjusted general and administrative costs, excluding all share-based compensation	$5,997,877	$1,336,761	$12,643,635	$2,880,093

Operating loss (GAAP)	$(15,068,458)	$(3,244,834)	$(27,608,188)	$(6,296,102)
Add: share-based compensation — IPO awards	7,867,220	—	7,881,720	—
Adjusted operating loss, excluding IPO-award share-based compensation	(7,201,238)	(3,244,834)	(19,726,468)	(6,296,102)
Add: share-based compensation — other awards	2,408,367	790,657	6,051,369	966,359
Adjusted operating loss, excluding all share-based compensation	$(4,792,871)	$(2,454,177)	$(13,675,099)	$(5,329,743)

Table of Content
Supplemental — Share-Based Compensation Included in GAAP Results

The following tables present share-based compensation expense for the three and nine months ended September 30, 2026 and 2025, recognized in our GAAP results by income statement line item, distinguishing between awards granted in connection with the IPO and all other awards. Share-based compensation capitalized to property and equipment is presented as a supplemental disclosure; it is not included in operating results and is not an adjustment to any non-GAAP measure.

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	IPO awards	Other awards	Total	IPO awards	Other awards	Total
Cost of revenue	$114,596	$454,549	$569,145	$—	$361,367	$361,367
General and administrative costs	7,718,776	1,738,515	9,457,291	—	429,290	429,290
Research and development expenses	33,848	215,303	249,151	—	—	—
Total share-based compensation in operating expenses	$7,867,220	$2,408,367	$10,275,587	$—	$790,657	$790,657

Supplemental disclosure: share-based compensation capitalized to Property and Equipment (not included in the Statements of Operations)	$45,204	$113,955	$159,159	$—	$—	$—

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	IPO awards	Other awards	Total	IPO awards	Other awards	Total
Cost of revenue	$117,927	$1,401,853	$1,519,780	$—	$441,671	$441,671
General and administrative costs	7,729,945	4,434,213	12,164,158	—	524,688	524,688
Research and development expenses	33,848	215,303	249,151	—	—	—
Total share-based compensation in operating expenses	$7,881,720	$6,051,369	$13,933,089	$—	$966,359	$966,359

Supplemental disclosure: share-based compensation capitalized to Property and Equipment (not included in the Statements of Operations)	$45,204	$113,955	$159,159	$—	$—	$—

Key Performance Indicators

In managing our business, our management regularly reviews certain Key Performance Indicators (“KPIs”), to evaluate our operations, guide decision-making, and measure progress. We utilize a variety of operational metrics to understand growth and ultimately drive profitability.

Table of Content
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

• Fuel/TRISO Production Capacity

•Throughput capacity. We report on both (i) Module Throughput Capacity and (ii) Building Throughput Capacity. Module Throughput Capacity represents the annualized TRISO fuel throughput production capacity (in MTU/yr) for which production lines are installed and available for commercial production at any of our nuclear fuel manufacturing facilities. We also report Building Throughput Capacity, which represents the maximum annualized TRISO fuel throughput production capacity (in MTU/yr) that our existing constructed facilities could accommodate if all available modular production line positions within such facilities were installed and operational, based on our current process yield.

•Process yield %. Process yield is measured and reported across our overall manufacturing process that comprises a series of batch process steps and reflects realizable throughput from each individual processing cycle for our TRISO fuel. Our manufacturing process is designed to recycle substantially all intermediate material that does not meet specification at any given stage of a processing cycle, to recover the input feedstock, which is then processed through additional cycles until it meets specification. As such, the feedstock enriched uranium input is expected to be substantially fully converted to finished TRISO fuel output over the course of the overall production cycle, with minimal material waste. Process yield is a key operating KPI for any TRISO production line and ultimately drives cost per kgU of fuel produced and effective throughput production capacity.

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

Table of Content

The table below summarizes Total Contract Backlog and Qualified Pipeline:

($ in millions)	March 31, 2026	June 30, 2026	September 30, 2026

Funded Backlog	$8.2	$61.9	$119.6
Purchase Options under Executed Contracts	—	156.5	443.5
Unfunded Backlog	83.1	23.1	14.1
Total Contract Backlog	$91.3	$241.5	$577.2
Qualified Pipeline	573.0	986.3	844.7
Total Contract Backlog and Qualified Pipeline	$664.3	$1,227.8	$1,421.9

The table below details our Production Capacity as of September 30, 2026:

Fuel/TRISO Production Capacity
Module Throughput Capacity	0.5 MTU/y(1)
Building Throughput Capacity	5.5 MTU/y(2)
Process Yield %	63.3(3)

(1) Reflects the current authorized and operational throughput capacity of the Oak Ridge SN-0 facility, which is operational today under DOE authorization and supports the Company's current commercial fuel manufacturing activities.
(2) Reflects 0.5 MTU of throughput capacity at SN-0 (operational) plus 2.5 MTU of maximum throughput capacity at each of the Oak Ridge SN-TN and Idaho SN-ID facilities. Building Throughput Capacity for any facility represents the total anticipated throughput capacity of the modular production lines the facility's physical footprint can accommodate, not lines currently installed.
(3) Process Yield % reflects a comprehensive, blended yield across the Company's overall TRISO manufacturing process, which is comprised of multiple discrete processing steps. Yield performance varies by step; for example, the Company's TRISO coating step currently achieves a yield of approximately 95%-97%.

Regulatory Milestones - Nuclear Facility License Status

Project	Licensor	Licensee	License Pathway	License Status	Target Approval
SN-0	DOE	SN	10 CFR Part 830	Operational	—
SN-TN	DOE	SN	10 CFR Part 830	Final DSA submitted November 6, 2026	February 28, 2027
SN-ID	DOE	SN	10 CFR Part 830	Final DSA to be submitted shortly after SN-TN	February 28, 2027
SN-F	NRC	Framatome	10 CFR Part 70 (LAR)	Approved	—
SN-TN and SN-ID Transition (DOE to NRC)	NRC	SN	10 CFR Part 70	Pre-application engagement under way	—

Table of Content
Regulatory Milestones - Fuel Transportation Package License Status

Project	Licensor	Licensee	License Pathway	Docket Status	Target Approval
SNFC (Standard Nuclear Fuel Container)	NRC	SN	10CFR71	In progress	Q4 2028
SFFC (Standard Nuclear Fresh Fuel Container)	NRC	SN	10CFR71	In progress	Q1 2029

Liquidity and Capital Resources
As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of $223.1 million and $63.1 million, respectively. Since inception, we have financed our operations primarily through equity financings, issuance of SAFE Notes, customer payments under fuel development and fuel supply agreements. Our principal uses of cash have been the continuing build-out and commissioning of our Oak Ridge and Idaho facilities, personnel-related costs, professional fees and other general corporate expenditures.
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

Table of Content
•expenditures associated with customer program execution, including engineering, qualification, development and production planning activities; and
•working capital needs, including the timing of receivables, equipment, payables, customer deposits and milestone payments.
As of September 30, 2026, we did not have any committed revolving credit facilities or other committed third-party debt financing arrangements. We had no unused committed sources of liquidity as of September 30, 2026.
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
Material Cash Requirements
Our material cash requirements as of September 30, 2026 include both contractual and other obligations arising in the ordinary course of business and through the execution of our growth strategy. These requirements include:
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
•obligations associated with our asset retirement obligations; and
•working capital requirements associated with the execution of fuel development agreements, fuel sales agreements and government-related projects.

Table of Content
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
Our primary external sources of liquidity have been proceeds from our IPO, as well as proceeds from the issuance of SAFE Notes and preferred stock financings. In July 2026, we completed our IPO, generating net proceeds of approximately $137.4 million, after deducting underwriting discounts, commissions, and offering expenses. During the fourth quarter of 2024, we raised $33.5 million in gross proceeds through SAFE Notes. In February 2025, we completed our Series Seed preferred stock financing, generating gross proceeds of approximately $10.0 million, and our outstanding SAFE Notes converted into Series Seed-1 preferred stock in connection with that financing. In August 2025, we completed our Series A preferred stock financing, generating gross proceeds of approximately $70.0 million. In January 2026, we completed our Series A-2 preferred stock financing, generating gross proceeds of approximately $70.0 million, which we intend to use to expand annual TRISO production.
As of September 30, 2026, we had no outstanding indebtedness other than ordinary-course obligations.
Ability to Meet Capital Requirements
We believe our existing cash and cash equivalents, which include the proceeds from our IPO and Series A-2 financing, together with anticipated operating cash receipts, customer deposits and milestone payments, will be sufficient to meet our expected operating and capital requirements for the foreseeable future, including at least the 12 months following the date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors, including the timing of facility commissioning, progress under the DOE OTA, regulatory developments, the timing of NRC-related approvals affecting the Richland SN-F Facility, customer demand, the level of customer prepayments, and broader market and financing conditions. As a result, we may seek additional capital through equity financings, debt financings, or other strategic transactions.
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
Additionally, in 2024, we raised $33.5 million in gross proceeds from various investors pursuant to the SAFE Notes. Accordingly, the SAFE Notes automatically converted into 65,000,000 shares of Series Seed-1 Preferred Stock in connection with the Series Seed Preferred Stock financing. Additionally, we issued a lawful refund to one investor who rescinded the $1.0 million investment.
Series A Preferred Stock Financing
On August 14, 2025, we entered into a Series A Preferred Stock Purchase Agreement, pursuant to which we issued Series A Preferred Stock at a purchase price of $2.5976 per share. Under the agreement, investors purchased an aggregate of 26,948,464 shares of Series A Preferred Stock, resulting in total gross proceeds of approximately $70.0 million.

Table of Content
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
IPO
On July 16, 2026, the Company's Class A common stock began trading on the New York Stock Exchange under the symbol "STDN," and the offering closed on July 17, 2026. The offering consisted of the issuance and sale of 10.0 million shares of Class A common stock at a public offering price of $15.00 per share, resulting in net proceeds to the Company of approximately $137.4 million, after deducting underwriting discounts, commissions, and offering expenses. See Note 8, Stockholders’ Equity, in our Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for additional discussion.

Immediately prior to the closing of the IPO, the Company had 132,698,178 shares of Class A common stock outstanding and 11,578,308 shares of Class B common stock outstanding. Class A common stock included the conversion of all 116,141,488 outstanding shares of the Company's redeemable convertible preferred stock into 116,141,488 shares of Class A common stock. Class A common stock also included the conversion of 7,876,998 shares of the Company’s Class B common stock, not beneficially owned by Mr. Hendrix, into Class A common stock, pursuant to the Class B Conversion. In addition, pursuant to the Class B Stock Exchange, all 5,824,308 outstanding shares of Class A common stock beneficially owned by Standard Nuclear Trust were exchanged for an equivalent number of newly issued shares of Class B common stock. The Company also entered into the Class B Equity Exchange Agreement with Thomas Hendrix, the Company's Founder and Executive Chairman, which grants Mr. Hendrix the right to require the Company to exchange up to an aggregate of 4,194,545 shares of Class A common stock (consisting of shares subject to his equity awards and shares he may receive in a distribution of up to 1,459,858 shares from Decisive Point, of which Mr. Hendrix is a member) for an equivalent number of shares of Class B common stock. All other outstanding shares of Class B common stock converted to Class A common stock. In connection with the closing of the IPO, the Company also filed its Restated Certificate of Incorporation, which authorized a total of 500,000,000 shares of capital stock, consisting of 464,000,000 shares of Class A common stock, 16,000,000 shares of Class B common stock, and 20,000,000 shares of undesignated preferred stock, and changed the voting rights of Class B common stock from 10 votes per share to 20 votes per share.
Cash Flows
The following table summarizes our cash flows and cash and cash equivalents, for the periods indicated:

	Nine months ended September 30, 2026	Nine months ended September 30, 2025	$ Change
Net cash flows provided by (used in) operating activities	$(16,566,644)	$(5,404,342)	$(11,162,302)
Net cash provided by (used in) investing activities	$(33,624,147)	$(4,941,689)	$(28,682,458)
Net cash provided by (used in) financing activities	$210,232,638	$77,945,676	$132,286,962
Net Cash used in Operating Activities — Net cash used in operating activities increased by $11.2 million, from $5.4 million for the nine months ended September 30, 2025 to $16.6 million for the nine months ended September 30, 2026, primarily reflecting cash paid for costs of revenue and operating expenses as our business scaled, partially offset by cash collected from customers.

Table of Content
Net Cash used in Investing Activities — Net cash used in investing activities increased by $28.7 million, from $4.9 million for the nine months ended September 30, 2025 to $33.6 million for the nine months ended September 30, 2026. The increase in net cash used reflects a $27.3 million increase in purchases of property and equipment as we continue the build-out of our production capacity and a $1.4 million contribution to the Joint Venture.
Net Cash provided by Financing Activities — Net cash provided by financing activities increased by $132.3 million, from $77.9 million for the nine months ended September 30, 2025 to $210.2 million for the nine months ended September 30, 2026, reflecting net proceeds from the IPO of $137.4 million and proceeds received from the issuance of the Company's Series A-2 Preferred Stock of $70.0 million in the current period, compared to $77.9 million of cash received from issuance of the Company's Series Seed Preferred Stock and Series A Preferred Stock in the prior year period.
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
Our significant accounting policies are described in Note 2 — Summary of Significant Accounting Policies, to our Audited Consolidated Financial Statements for the year ended December 31, 2025, included in our Registration Statement. There have been no material changes to our critical accounting policies and estimates as described in our Registration Statement.
Recently Issued and Adopted Accounting Standards
Please refer to Note 1 — Basis of Presentation and Principles of Consolidation, in the unaudited Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.
Emerging Growth Company Accounting Election
As an EGC, we may take advantage of certain exceptions from reporting requirements applicable to public companies that are not EGCs. These exemptions include, but are not limited to, relief from the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002, reduced executive compensation disclosure obligations in periodic reports and proxy statements, and exemptions from holding non-binding advisory votes on executive compensation and from obtaining stockholder approval for golden-parachute arrangements not previously approved.
Section 102(b)(1) of the JOBS Act allows EGCs to defer compliance with new or revised financial accounting standards until such standards are applicable to private companies — that is, companies that have not had a Securities Act registration statement declared effective and do not have a class of securities registered under the Exchange Act. The JOBS Act also permits an EGC to irrevocably elect to opt out of this extended transition period and instead comply with the accounting standards applicable to non-EGCs. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make it difficult or impossible to compare our financial statements with those of another public company that is either an EGC or non-EGC that has elected to opt out of the extended transition period.
We will remain an EGC until the earliest to occur of: (i) the end of the first fiscal year in which our annual gross revenues are $1.235 billion or more; (ii) the end of the first fiscal year in which we are deemed to be a “large accelerated filer,” as defined in the Exchange Act; (iii) the date on which we have, during the previous

Table of Content
three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) the end of the fiscal year during which the fifth anniversary of our IPO occurred. We may choose to take advantage of some, but not all, of the available benefits under the JOBS Act. We have elected to use the extended transition periods available under the JOBS Act for complying with new or revised accounting standards, and we may take advantage of the other exemptions discussed above. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock.
Controlled Company

As of September 30, 2026, Thomas Hendrix, our Founder and Executive Chairman, beneficially owned approximately 61.5% of the voting power of our outstanding capital stock as a result of his ownership of Class B common stock, which carries 20 votes per share. As a result, we are a "controlled company" within the meaning of the corporate governance standards of the NYSE. Under these standards, a company of which more than 50% of the voting power is held by an individual, group, or another company is a "controlled company" and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that a majority of the board of directors consist of independent directors, that the compensation committee be composed entirely of independent directors, and that the nominating and corporate governance committee be composed entirely of independent directors. We currently rely on some of these exemptions. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have operations within the United States and as such we are exposed to market risks in the ordinary course of our business, including the effects of credit risk. Information related to quantitative and qualitative disclosure about this market risk is set forth below.

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents held at financial institutions. Amounts on deposit may at times exceed federally insured limits. We have not experienced losses on these accounts and management believes the related credit risk is not significant. Our maximum exposure to credit risk was equal to the carrying value of our cash and cash equivalents of $223.1 million and $63.1 million as of September 30, 2026 and December 31, 2025, respectively.

Interest Rate Risk

As of September 30, 2026 and December 31, 2025, we had no outstanding indebtedness. Our exposure to interest rate risk relates primarily to our cash and cash equivalents of $223.1 million and $63.1 million as of September 30, 2026 and December 31, 2025, which are held primarily in short-term, investment-grade instruments. Because of the short-term nature of these instruments, a change in interest rates would not have a material effect on their fair value. Changes in interest rates do affect the interest income we earn on these balances; a hypothetical 100 basis point change in interest rates would change our annual interest income by approximately $2.2 million. We do not believe such a change would have had a material effect on our financial condition or results of operations for the periods presented.

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

Table of Content
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

Remediation Plan and Status

Management believes that, as of September 30, 2026, it has implemented measures to remediate the material weaknesses described above. The actions taken remain subject to ongoing management review and Audit Committee oversight. Specifically, we have taken the actions described below:
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
A material weakness cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. Accordingly, management has not concluded that the material weaknesses described above were remediated as of September 30, 2026, and may determine that additional measures are required.

Table of Content
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2026, we implemented a new enterprise resource planning (“ERP”) system and updated certain related processes and controls. Except as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

The Company did not sell any unregistered securities during the three months ended September 30, 2026.

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

In connection with the IPO, the Company incurred underwriting discounts, commissions, and other offering expenses of approximately $12.6 million in the aggregate, resulting in net proceeds to the Company of approximately $137.4 million. None of these expenses were paid, directly or indirectly, to any director, officer, or 10%-or-greater stockholder of the Company, or to any of their associates or affiliates, other than underwriting discounts and commissions paid to the underwriters in the ordinary course of their business.

Table of Content
The Company intends to use the net proceeds from the IPO for working capital and other general corporate purposes, and potentially to acquire or invest in complementary businesses, products, services, technologies, or assets, consistent with the uses described under Use of Proceeds in the Registration Statement. As of the date of this filing, the net proceeds remain held in cash, cash equivalents, and short-term, investment-grade instruments. There has been no material change in the Company's intended use of the net proceeds from that described under Use of Proceeds in the Registration Statement, which contemplated use for working capital and other general corporate purposes, and potentially to acquire or invest in complementary businesses, products, services, technologies, or assets.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2026, no director or officer adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

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

10.2+	2025 Stock Plan, as amended, and forms of award agreement thereunder (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A filed on July 7, 2026)
10.3+	2026 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A filed on July 7, 2026)
10.4+	2026 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A filed on July 7, 2026)
10.5+	Incentive Bonus Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A filed on July 7, 2026)
10.6	Form of Exchange Agreement between the Registrant and Standard Nuclear Trust (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A filed on July 7, 2026)
10.7
Form of Equity Exchange Right Agreement between the Registrant and Thomas Hendrix (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1/A filed on July 7, 2026)

10.8+*	Form of Restricted Stock Unit Award Agreement under the 2026 Equity Incentive Plan
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1^	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Unaudited Condensed Consolidated Financial Statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, filed in interactive data file (formatted as Inline XBRL)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
^	Exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Table of Content
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

Standard Nuclear, Inc.

November 12, 2026	/s/ Kevin J. Harrill

Kevin J. Harrill
Chief Financial Officer
(Principal Financial and Accounting Officer)